Form 10-Q
period 2018-06-30
FREECOOK
filed 2018-07-25
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-225433

FRECOOK CORPORATION

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	7370 (Primary Standard Industrial Classification Code Number)	38-4053064 (I.R.S. Employer Identification Number)

Vilniaus g.31

Vilnius, LT-01402, Lithuania

T: +370.5251.2561

Direct: +370.6263.5884

 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,000,000 common shares issued and outstanding as of June 30, 2018.

FREECOOK CORPORATION

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

2 | Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying interim financial statements of FreeCook (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

3 | Page

FREECOOK CORPORATION Balance Sheet As of June 30, 2018 (Unaudited)
	June 30, 2018	March 31, 2018
ASSETS
Current Assets
Checking/Savings
JPMorgan Chase Bank, N.A.	1,194.83	5,690.77
Total Checking/Savings	1,194.83	5,690.77
Other Current Assets
Prepaid Expenses	1,900.00	1,900.00
Prepaid rent	63.30	720.60
Retainer Asset	55.11	-
Total Other Current Assets	2,018.41	2,620.60
Total Current Assets	3,213.24	8,311.37
TOTAL ASSETS	3,213.24	8,311.37
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Other Current Liabilities
Loan from Related Parties	6,150.00	5,050.00
Total Other Current Liabilities	6,150.00	5,050.00
Total Current Liabilities	6,150.00	5,050.00
Total Liabilities	6,150.00	5,050.00
Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000.00	4,000.00
Additional paid in capital	-	-
Accumulated deficit	(6,936.76)	(738.63)
Total Stockholder’s Equity (Deficit)	(2,936.76)	3,261.37
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	3,213.24	8,311.37

See accompanying notes, which are an integral part of these financial statements

4 | Page

FREECOOK CORPORATION Statement of Operations Three months ended June 30, 2018 (Unaudited)
Three months ended June 30, 2018
OPERATING EXPENSES
General and Administrative Expenses	6,198.13
TOTAL OPERATING EXPENSES	6,198.13

NET LOSS FROM OPERATIONS	(6,198.13)

PROVISION FOR INCOME TAXES	-

NET LOSS	$(6,198.13)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,763,441

See accompanying notes, which are an integral part of these financial statements

5 | Page

FREECOOK CORPORATION Statements of Cash Flows Three months ended June 30, 2018 (Unaudited)
Three months ended June 30, 2018
OPERATING ACTIVITIES
Net Income	(6,198.13)
Adjustments to reconcile Net Income
to net cash used in operations:
Prepaid expenses	-
Prepaid rent	(657.30)
Retainer Asset	(55.11)
Net cash used in Operating Activities	(5,595.94)
FINANCING ACTIVITIES
Capital Stock	-
Loan from Related Parties	1,100.00
Net cash provided by Financing Activities	1,100.00
Net cash increase for period	(4,495.94)
Cash at beginning of period	5,690.77
Cash at end of period	1,194.83

See accompanying notes, which are an integral part of these financial statements

6 | Page

FREECOOK CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

FreeCook (“the Company”) was incorporated in the State of Nevada on November 6, 2017. The Company is located in Lithuania. FreeCook is a newly-developed marketplace that aims to connect food lovers with culinary craftsmen of their communities. We create a network between people who cook at home and are willing to sell their meals online and those looking for homemade delicacies. The meals can be delivered personally by the cook to the client or shipped across the country of Lithuania by courier delivery services. Initially, the website is absolutely free but over the time the brand recognition increases, the company’s revenue is to be generated by users' sales.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had no revenues from November 6, 2017 (inception) through June 30, 2018.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by FreeCook in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2018 and for the related periods presented.

The results for the three months ended June 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended March 31, 2018, filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line method over the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

7 | Page

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. FreeCook terminated the lease agreement dated January 26, 2018 on April 24, 2018. The purpose of it was to decrease the company's expenses of office maintenance. Under the new Lease Agreement dated April 24, 2018, the Company will pay to the Landlord $64.00 every month for the one-year rent term commencing on May 1, 2018 and ending April 30, 2019. The Company had $63.30 in prepaid rent as of June 30, 2018.

According to the Website Design Agreement, the Company agreed to pay to the website developer a total of $5,000, but we made a prepayment of $1,900.00. The Company had $1,900.00 in the prepaid expense for the website as of June 30, 2018.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since inception to June 30, 2018, the Company has generated no revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through June 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from November 6, 2017 (inception) through June 30, 2018 were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. The amendment is effective for public entities for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

8 | Page

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the public entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. The amendment is effective for public entities for fiscal years beginning after December 15, 2016. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

Note 4 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through June 30, 2018, our sole director has loaned to the Company $6,150.00. This loan is unsecured, non-interest bearing and due on demand.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On December 27, 2017 the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share and on January 16, 2018 Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

There were 4,000,000 shares of common stock issued and outstanding as of June 30, 2018.

Note 5 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement, starting on May 1, 2018.

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of June 30, 2018 the Company had net operating loss carry forwards of approximately $6,198.13 that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at June 30, 2018 was approximately $1,301.61. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2018. All tax years since inception remain open for examination by taxing authorities.

9 | Page

For the period from November 6, 2017 (inception) to June 30, 2018 the provision for Federal income tax consists of the following:

	As of June 30, 2018	As of March 31, 2018
Non-current deferred tax assets:
Net operating loss carry forward	$(6,198.13)	$(738.63)
Total deferred tax assets	(1,301.61)	(155.11)
Valuation allowance	$1,301.61	$155.11
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the period from November 6, 2017 (inception) to June 30, 2018 as follows:

	As of June 30, 2018	As of March 31, 2018
Computed “expected” tax expense (benefit)	$(1,301.61)	$(155.11)
Change in valuation allowance	$1,301.61	$155.11
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to June 30, 2018, through July 13, 2018, and has determined that it has some material subsequent events to disclose in these financial statements.

10 | Page

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Description

Our company aims at businesses operating in instantly growing and changing market of food delivery. By developing our website, FreeCook Corporation has a goal to help culinary amateurs as well as professional chefs impress neighbors with their fantasy, creativity and true passion for cooking. Being a hopeless foodaholic, the developer lets like-minded people discover new original recipes prepared “next door” as well as get an unforgettable experience for all their senses. We plan to build and develop the web platform with functions to inform the users and provide contacts and the list of meals delivered by the registered home-cooks. All meals are listed on the menu from a wide variety of chefs, that are to be identified by their location (city) and online/offline status. The meals are split into categories depending on the type of product it is, in order to make customers’ search as smooth as it can possibly be. Our website visitors are expected to navigate through the platform by search inquiries or by browsing the full list of offered meals, depending on their choice, as well as they may switch between browsing a certain category, such as type of product or the location of the chef and sorting the dishes by popularity/price.  Once a visitor chooses a meal they may move back to menu section by clicking the initial menu button, or see other recipes of the chef, read other customers’ reviews regarding the chef and his/her meals, send the chef a message, add to favorites etc. The meals can be delivered personally by the cook to the client or shipped across the country of Lithuania by courier delivery services. Initially, the website is absolutely free but over the time the brand recognition increases, the company’s revenue is to be generated by users' sales, we expect to charge 5% off each sale made through our web site. Payment methods acceptable for sales made through the platform are MasterCard, Visa, PayPal and Cash (clients personally to chefs).

We are planning to release the web-platform in Lithuania and, in perspective, attract other European countries to use our platform.

We plan to conduct different sorts of promotional campaigns to demonstrate versatility of customers included in our database. We have already started to work on upgrading our web platform and the codes, web-design and software.

Results of operations

Three Months Period Ended June 30, 2018

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, the Company had $1,194.83 of cash and our liabilities were $6,150.00, comprised of an amount owed to Natalija Tunevic, our president, treasurer, secretary and director. The available capital reserves of the Company are not sufficient for the Company to remain operational. We require minimum funding of approximately $52,500 to conduct our proposed operations and pay all expenses for a minimum period of one year including expenses associated with this offering and maintaining a reporting status with the SEC.

As of June 30, 2018, our total assets were $3,213.24. Total assets were comprised of $1,194.83 in cash, $1,900 in prepaid expenses, $63.30 in prepaid rent and $55.11 in retainer asset.

As of June 30, 2018, our current liabilities were $6,150.00 and Stockholders’ equity was $2,936.76.

CASH FLOWS FROM OPERATING ACTIVITIES

As of June 30, 2018, net cash flows used in operating activities was $5,595.94.

CASH FLOWS FROM FINANCING ACTIVITIES

As of June 30, 2018, we have generated $1,100.00 of cash flows by financing activities.

Since inception, we have sold 4,000,000 shares of common stock to our president, treasurer, secretary and director, at a price of $0.001 per share, for net proceeds of $4,000.

We are attempting to raise funds to proceed with our plan of operations. We will have to utilize funds from Natalija Tunevic, our president, treasurer, secretary and director, who has agreed to loan the Company funds to complete the registration process if offering proceeds are less than registration costs. However, Ms. Tunevic has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company.

11 | Page

Ms. Tunevic’s loan agreement to provide us loans for registration costs is non-binding and discretionary. To proceed with our operations within 12 months, we need a minimum of $52,500. We cannot guarantee that we will be able to sell all the shares required to satisfy our 12-month financial requirements. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. We will attempt to raise at least the minimum funds necessary to proceed with our plan of operations. In the long term we may need additional financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in the business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming publicly reporting. The Company anticipates over the next 12 months the cost of being a reporting public company will be approximately $10,000.

The Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to ensure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Should the Company fail to raise a minimum of $52,500 under this offering, the Company would be forced to scale back or abandon the implementation of its 12-month plan of operations.

PLAN OF OPERATION

We were incorporated in the State of Nevada on November 6, 2017. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We are a start-up company that has just recently started our operations. If we are unable to successfully find clients who uses our service, we may quickly use up the proceeds from this offering.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

12 | Page

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the past ten years, none of the following occurred with respect to the President of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

13 | Page

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three-month period ended June 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the three-month period ended June 30, 2018.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 25, 2018	FREECOOK CORPORATION

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

14 | Page

14