Form 10-Q
period 2018-09-30
FREECOOK
filed 2018-11-14
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-225433

FREECOOK CORPORATION

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,014,080 common shares issued and outstanding as of September 30, 2018.

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

3 | Page

FREECOOK CORPORATION Balance Sheets September 30, 2018 and March 31, 2018 (Unaudited)
	September 30, 2018	March 31, 2018
ASSETS
Current Assets
Checking/Savings
JPMorgan Chase Bank, N.A.	8,475	5,691
Total Checking/Savings	8,475	5,691
Other Current Assets
Prepaid Expenses	44,429	1,900
Prepaid rent	64	721
Retainer Asset	55	-
Total Other Current Assets	44,548	2,621
Total Current Assets	53,023	8,311
Fixed assets
Accumulated depreciation	(788)	-
Furniture and Equipment	1,500	-
Website Development	10,261
Total Fixed assets	10,973	-
TOTAL ASSETS	63,995	8,311
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Other Current Liabilities
Loan from Related Parties	65,755	5,050
Total Other Current Liabilities	65,755	5,050
Total Current Liabilities	65,755	5,050
Total Liabilities	65,755	5,050
Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,014,080 and 4,000,000 shares issued and outstanding respectively	5,014	4,000
Additional paid in capital	24,338	-
Accumulated deficit	(31,112)	(739)
Total Stockholder’s Equity (Deficit)	(1,760)	3,261
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	63,995	8,311

See accompanying notes, which are an integral part of these financial statements

4 | Page

FREECOOK CORPORATION Statements of Operations Three and six months ended September 30, 2018 (Unaudited)
	Three months ended September 30, 2018	Six months ended September 30, 2018
OPERATING EXPENSES
General and Administrative Expenses	24,132	30,373
TOTAL OPERATING EXPENSES	24,132	30,373

NET LOSS FROM OPERATIONS	(24,132)	(30,373)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(24,132)	$(30,373)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,576,757	4,289,954

See accompanying notes, which are an integral part of these financial statements

5 | Page

FREECOOK CORPORATION Statement of Cash Flows Six months ended September 30, 2018 (Unaudited)
Six months ended September 30, 2018
OPERATING ACTIVITIES
Net Income	(30,373)
Adjustments to reconcile Net Income
to net cash used in operations:
Accumulated depreciation	788
Prepaid expenses	(42,529)
Prepaid rent	657
Retainer Asset	(55)
Net cash used in Operating Activities	(71,512)
INVESTING ACTIVITIES
Furniture and Equipment	(1,500)
Website Development	(10,261)
Net cash provided by Investing Activities	(11,761)
FINANCING ACTIVITIES
Capital Stock	1,014
Additional paid in capital	24,338
Loan from Related Parties	60,705
Net cash provided by Financing Activities	86,057
Net cash increase for period	2,784
Cash at beginning of period	5,691
Cash at end of period	8,475

See accompanying notes, which are an integral part of these financial statements

6 | Page

FREECOOK CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2018

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had no revenues from November 6, 2017 (inception) through September 30, 2018.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by FreeCook in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018 and for the related periods presented.

The results for the six months ended September 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended March 31, 2018, filed with the Securities and Exchange Commission.

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

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line method over the estimated useful life of the assets. We estimate that the useful life of equipment is 5 years and website development is 1 year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $8,475 of cash as of September 30, 2018.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value.

7 | Page

The Company had $4,500.00 in prepaid audit fees, $6,420 in prepaid website development, $3,120 in prepaid filling fees and $30,389 in prepaid rent of servers.

FreeCook terminated the lease agreement dated January 26, 2018 on April 24, 2018. The purpose of it was to decrease the company's expenses of office maintenance. Under the new Lease Agreement dated April 24, 2018, the Company will pay to the Landlord $64 every month for the one-year rent term commencing on May 1, 2018 and ending April 30, 2019. The Company had $64 in prepaid rent as of September 30, 2018.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since inception to September 30, 2018, the Company has generated no revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through September 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from November 6, 2017 (inception) through September 30, 2018 were no differences between our comprehensive loss and net loss.

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

Note 4 – FIXED ASSETS

As of September 30, 2018, our fixed assets comprised of $1,500 in equipment and $10,261 in website development. Depreciation expense of equipment was $25, and website development depreciation was $763 as of September 30, 2018.

Note 5 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through September 30, 2018, our sole director has loaned to the Company $65,755. This loan is unsecured, non-interest bearing and due on demand.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On December 27, 2017 the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share and on January 16, 2018 the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

In August 2018 the Company issued 1,014,080 shares of common stock for cash proceeds of $25,352.

There were 5,014,080 shares of common stock issued and outstanding as of September 30, 2018.

Note 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement, starting on May 1, 2018.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to September 30, 2018, through November 8, 2018, and has determined that it has some material subsequent events to disclose in these financial statements.

9 | Page

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

Results of operations

Six Months Period Ended September 30, 2018

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, the Company had $8,474.86 of cash and our liabilities were $65,755.00, comprised of an amount owed to Natalija Tunevic, our president, treasurer, secretary and director. The available capital reserves of the Company are not sufficient for the Company to remain operational. We require minimum funding of approximately $52,500 to conduct our proposed operations and pay all expenses for a minimum period of one year including expenses associated with this offering and maintaining a reporting status with the SEC.

As of September 30, 2018, our total assets were $63,995. Total assets were comprised of $8,475 in current assets, $44,548 in other current assets and $10,973 in fixed assets.

As of September 30, 2018, our current liabilities were $65,755 and Stockholders’ equity was $1,760.

CASH FLOWS FROM OPERATING ACTIVITIES

As of September 30, 2018, net cash flows used in operating activities was $71,512.

CASH FLOWS FROM INVESTING ACTIVITIES

As of September 30, 2018, net cash flows used in investing activities was $11,761.

CASH FLOWS FROM FINANCING ACTIVITIES

As of September 30, 2018, we have generated $86,057 of cash flows by financing activities.

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

10 | Page

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

11 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

12 | Page

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three-month period ended September 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the three-month period ended September 30, 2018.

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

Dated: November 14, 2018	FREECOOK CORPORATION

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

13 | Page