Form 10-Q
period 2018-12-31
FREECOOK
filed 2019-01-17
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,014,080 common shares issued and outstanding as of December 31, 2018.

FREECOOK CORPORATION

QUARTERLY REPORT ON FORM 10-Q

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

3 | Page

FREECOOK CORPORATION Balance Sheets December 31, 2018 and March 31, 2018 (Unaudited)
	December 31, 2018	March 31, 2018
ASSETS
Current Assets
Checking/Savings
JPMorgan Chase Bank, N.A.	1,291	5,691
Total Checking/Savings	1,291	5,691
Other Current Assets
Prepaid Expenses	36,547	1,900
Prepaid rent	62	721
Retainer Asset	55	-
Total Other Current Assets	36,664	2,621
Total Current Assets	37,955	8,311
Fixed assets
Accumulated depreciation	(3,429)	-
Furniture and Equipment	1,500	-
Website Development	10,261
Total Fixed assets	8,332	-
TOTAL ASSETS	46,287	8,311
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Other Current Liabilities
Loan from Related Parties	67,055	5,050
Total Other Current Liabilities	67,055	5,050
Total Current Liabilities	67,055	5,050
Total Liabilities	67,055	5,050
Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,014,080 and 4,000,000 shares issued and outstanding respectively	5,014	4,000
Additional paid in capital	24,338	-
Accumulated deficit	(50,120)	(739)
Total Stockholder’s Equity (Deficit)	(20,768)	3,261
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	46,287	8,311

See accompanying notes, which are an integral part of these financial statements

4 | Page

FREECOOK CORPORATION Statements of Operations Three and nine months ended December 31, 2018 (Unaudited)
	Three months ended December 31, 2018	Nine months ended December 31, 2018
OPERATING EXPENSES
General and Administrative Expenses	19,008	49,381
TOTAL OPERATING EXPENSES	19,008	49,381

NET LOSS FROM OPERATIONS	(19,008)	(49,381)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(19,008)	$(49,381)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,014,080	4,530,279

See accompanying notes, which are an integral part of these financial statements

5 | Page

FREECOOK CORPORATION Statement of Cash Flows Nine months ended December 31, 2018 (Unaudited)
Nine months ended December 31, 2018
OPERATING ACTIVITIES
Net Income	(49,381)
Adjustments to reconcile Net Income
to net cash used in operations:
Accumulated depreciation	3,429
Prepaid expenses	(34,647)
Prepaid rent	659
Retainer Asset	(55)
Net cash used in Operating Activities	(79,996)
INVESTING ACTIVITIES
Furniture and Equipment	(1,500)
Website Development	(10,261)
Net cash provided by Investing Activities	(11,761)
FINANCING ACTIVITIES
Capital Stock	1,014
Additional paid in capital	24,338
Loan from Related Parties	62,005
Net cash provided by Financing Activities	87,357
Net cash increase for period	(4,400)
Cash at beginning of period	5,691
Cash at end of period	1,291

See accompanying notes, which are an integral part of these financial statements

6 | Page

FREECOOK CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2018

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had no revenues from November 6, 2017 (inception) through December 31, 2018.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by FreeCook in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2018 and for the related periods presented.

The results for the nine months ended December 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended March 31, 2018, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $1,291 of cash as of December 31, 2018.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value.

7 | Page

The Company had $1,375 in prepaid audit fees, $6,420 in prepaid website development, $2,310 in prepaid filling fees and $21,272 in prepaid rent of servers, $5,170 in prepaid delivery services.

FreeCook terminated the lease agreement dated January 26, 2018 on April 24, 2018. The purpose of it was to decrease the company's expenses of office maintenance. Under the new Lease Agreement dated April 24, 2018, the Company will pay to the Landlord $64 every month for the one-year rent term commencing on May 1, 2018 and ending April 30, 2019. The Company had $62 in prepaid rent as of December 31, 2018.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since inception to December 31, 2018, the Company has generated no revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through December 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from November 6, 2017 (inception) through December 31, 2018 were no differences between our comprehensive loss and net loss.

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

Note 4 – FIXED ASSETS

As of December 31, 2018, our fixed assets comprised of $1,500 in equipment and $10,261 in website development. Depreciation expense of equipment was $100, and website development depreciation was $3,329 as of December 31, 2018.

Note 5 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through December 31, 2018, our sole director has loaned to the Company $67,055. This loan is unsecured, non-interest bearing and due on demand.

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

There were 5,014,080 shares of common stock issued and outstanding as of December 31, 2018.

Note 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement, starting on May 1, 2018.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2018, through January 15, 2019, and has determined that it has some material subsequent events to disclose in these financial statements.

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

Results of operations

Nine Months Period Ended December 31, 2018

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, the Company had $1,291 of cash and our liabilities were $67,055, comprised of an amount owed to Natalija Tunevic, our president, treasurer, secretary and director. The available capital reserves of the Company are not sufficient for the Company to remain operational. We require minimum funding of approximately $52,500 to conduct our proposed operations and pay all expenses for a minimum period of one year including expenses associated with this offering and maintaining a reporting status with the SEC.

As of December 31, 2018, our total assets were $46,287. Total assets were comprised of $1,291 in current assets, $36,664 in other current assets and $8,332 in fixed assets.

As of December 31, 2018, our current liabilities were $67,055 and Stockholders’ deficit was $20,768.

CASH FLOWS FROM OPERATING ACTIVITIES

As of December 31, 2018, net cash flows used in operating activities was $79,996.

CASH FLOWS FROM INVESTING ACTIVITIES

As of December 31, 2018, net cash flows used in investing activities was $11,761.

CASH FLOWS FROM FINANCING ACTIVITIES

As of December 31, 2018, we have generated $87,357 of cash flows by financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

No unregistered shares were sold during the nine-month period ended December 31, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the nine-month period ended December 31, 2018.

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

Dated: January 17, 2019	FREECOOK CORPORATION

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

13 | Page