Form 10-K
period 2019-03-31
FREECOOK
filed 2019-07-15
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2019

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-225433

FREECOOK
(Exact name of small business issuer as specified in its charter)

Nevada	7370	38-4053064
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Vilniaus g.31, Vilnius, LT-01402, Lithuania

(Address of principal executive offices and Zip Code)

+15404950016

(Registrant’s telephone number, including area code)

headoffice@free-cook.com

(Registrant’s email)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [ ]        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]        No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Large accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,014,080 common shares issued and outstanding as of July 09, 2019.

2 | Page

3 | Page

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

General

FreeCook is a newly-developed web platform that aims to connect food lovers with culinary craftsmen of their communities. We create a network between people who cook at home and are willing to sell their meals online and those looking for homemade delicacies. We aim not to let the passion of artisan chefs stay undiscovered by the rest of the world, encourage home cooks to keep developing their talents, by attracting clients to our marketplace. Anyone can shop online with FreeCook where new meals, cuisines and dish presentations are daily offered by artisan cooks and will win any gourmet’s heart. We are building and developing the web platform with functions to inform, provide contacts and the list of meals offered by and to our online users.

Our principal office address is located at Vilniaus g.31, Vilnius, LT-01402, Lithuania. The phone number of the Company is +370.5251.2561 available Monday to Friday from 10:00am to 5:00pm EET (Lithuanian time). The direct phone line of Natalija Tunevic is +15404950016. Our plan of operation is forward-looking, however, there is no assurance that we will ever reach profitable operations.

Our Business

Our company aims at businesses operating in instantly growing and changing market of food delivery. By developing our website, FreeCook has a goal to help culinary amateurs as well as professional chefs impress neighbors with their fantasy, creativity and true passion for cooking. Being a hopeless foodaholic, the developer lets like-minded people discover new original recipes prepared “next door” as well as get an unforgettable experience for all their senses. We plan to build and develop the web platform with functions to inform the users and provide contacts and the list of meals delivered by the registered home-cooks. All meals are listed on the menu from a wide variety of chefs, that are to be identified by their location (city) and online/offline status. The meals are split into categories depending on the type of product it is, in order to make customers’ search as smooth as it can possibly be. Our website visitors are expected to navigate through the platform by search inquiries or by browsing the full list of offered meals, depending on their choice, as well as they may switch between browsing a certain category, such as type of product or the location of the chef and sorting the dishes by popularity/price.  Once a visitor chooses a meal, they may move back to menu section by clicking the initial menu button, or see other recipes of the chef, read other customers’ reviews regarding the chef and his/her meals, send the chef a message, add to favorites etc. The meals can be delivered personally by the cook to the client or shipped across the country of Lithuania by courier delivery services. Initially, the website is absolutely free but over the time the brand recognition increases, the company’s revenue is to be generated by users' sales, we expect to charge 5% off each sale made through our web site. Payment methods acceptable for sales made through the platform are MasterCard, Visa, PayPal and Cash (clients personally to chefs).

We are planning to release the web-platform in Lithuania and, in perspective, attract other European countries to use our platform.

We plan to conduct different sorts of promotional campaigns to demonstrate versatility of customers included in our database. We have already started to work on upgrading our web platform and the codes, web-design and software.

4 | Page

Marketing

We are likely to choose online marketing as our key strategy to promote and attract the customers, hence we are about to represent an online business entity, which works for the company offering a possibility of online order. At the initial stage of development, we are likely first to invest into advertising via Google AdWords and optimize Google Search Engine. It helps us to appear in customer’s search inquiries on the Internet. Thus, we expect to get into the attention of both our potential customers and their clients. (to whom we might refer as “platform users” or “users). Alongside, we plan to represent our business on the variety of popular social networks pages, where we plan to provide with detailed information both our potential customers and the potential web platform users. We also plan to use direct calls and mailing with our business proposals, providing references to our platform and social web pages. We might also consider other sites related to food consuming, such as sites of recipes and food retailers, for instance. With more advanced investment we might shoot promotional videos related to cooking, for advertising purposes. As the business grows, we might set up TV channel built-in the web platform itself, where chefs will demonstrate their skills teaching how to cook different meals available for order on the platform. To attract potential customers, we plan to elaborate a program of free promotional periods, or promotional period devoted to a particular cuisine or other promo-campaigns.

Target market

We primarily plan to target the market of home cooks aged between 50 and 60 years old and clients of 25 to 35 years old who would be interested in buying homemade food online. We target cooks of the above-mentioned age because these are the people to have achieved their professional goals and at this stage have the time, experience and willingness to cook at home and get some extra money to their pockets. The age of their customers is expected to vary between 25 and 35 years old for the reason that by this age people tend to realize the advantages of home food over fast food, however, are busy with their jobs and do not have the time or energy for cooking after work.

Competition and Industry overview

The Food Delivery industry of Lithuania accounted over $47,000,000 in the year of 2018 and is expected to continue growing by 21.6% during the next four years, thus, bringing a promising opportunity for online restaurants and home cooks selling their meals online to accumulate great revenues. In addition, data indicates that the vast majority of the revenue gathered in the year of 2018 was Take Away services, meaning people currently are willing to pick up their meals by themselves rather than wait for couriers, and the segment is expected to grow significantly by 2022.

We expect to face strong competition from the online restaurants industry that nowadays is very well-developed and popular. The most competitive service providers are ChiefPizza, Meniu.lt and Rekvizitai.lt. Though these companies are well-known, none of them offers homemade original food with a great diversity of choices at very competitive prices. These points are positioned to be our strengths and opportunities.

Revenue

Currently we see the following sources of our income:

- The company’s revenue is to be generated by users' sales. We plan to change 5% off every sale made through our platform.

- From selling the advertising slots on the pages of our web platform.

Employees Identification of Certain Significant Employees.

We are a start-up company and currently have one employee only - Natalija Tunevic, our president, treasurer, secretary and director. We intend to outsource any additional services if the business requires so.

Offices

The Company rents an office at Vilniaus g.31, Vilnius, LT-01402, Lithuania. The phone number of the Company is +37052512561 available Monday to Friday from 10:00am to 5:00pm EET (Lithuanian time). The direct phone line of Natalija Tunevic is +15404950016.

5 | Page

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities including the US Securities and Exchange Commission and agencies applicable to our business in any jurisdiction with which we would conduct activities. We do not believe that governmental regulations will have a material impact on the way we conduct our business.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of March 31, 2019, no shares of our common stock have traded.

Number of Holders

As of July 09, 2019, the 5,014,080 issued and outstanding shares of common stock were held by a total of 33 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2019 and from November 6, 2017 (inception) to March 31, 2018.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

6 | Page

On December 27, 2017, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share and on January 16, 2018 the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

In August 2018 the Company issued 1,014,080 shares of common stock for cash proceeds of $25,352.

There were 5,014,080 shares of common stock issued and outstanding as of July 09, 2019.

Purchase of our Equity Securities by Officers and Directors

On December 27, 2017, the Company offered and sold 2,000,000 restricted shares of common stock to our president and director, Natalija Tunevic, for a purchase price of $0.001 per share, for aggregate offering proceeds of $2,000 and on January 16, 2018, the Company offered and sold 2,000,000 restricted shares of common stock to our president and director, Natalija Tunevic, for a purchase price of $0.001 per share, for aggregate offering proceeds of $2,000, pursuant to Section 4(2) of the Securities Act of 1933 as she is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended March 31, 2019 and 2018 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MARCH 31, 2019 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2018.

Our net losses for the fiscal years ended March 31, 2019 and 2018 were $78,225 and $739. During fiscal years ended March 31, 2019 and 2018 the Company did not generate any revenue.

During the fiscal year ended March 31, 2019, we incurred general and administrative expenses of $78,225 compared to $739 incurred during fiscal year ended March 31, 2018.

General and administrative expenses generally include legal fees, auditor and accounting expenses.

The weighted average number of shares outstanding was 4,637,288 for the fiscal year ended March 31, 2019 and 4,000,000 for the fiscal year ended March 31, 2018.

7 | Page

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

FISCAL YEAR ENDED MARCH 31, 2019 and 2018

As of March 31, 2019, our total assets were $30,523 comprised of $102 in current assets, $25,363 in other current assets and $5,059 in fixed assets and our total liabilities were $80,135.

As of March 31, 2018, our total assets were $8,311 comprised of $5,691 in current assets and $2,621 in other current assets and total liabilities were $5,050.

Stockholders’ equity decreased from $3,261 as of March 31, 2018 to $(49,612) as of March 31, 2019.

CASH FLOWS FROM OPERATING ACTIVITIES

For the fiscal year ended March 31, 2019, net cash flows used in operating activities was $84,165. As of March 31, 2018, net cash flows used in operating activities was $3,359.

CASH FLOWS FROM INVESTING ACTIVITIES

As of March 31, 2019, net cash flows used in investing activities was $9,861.

CASH FLOWS FROM FINANCING ACTIVITIES

For the fiscal year ended March 31, 2019, net cash from financing activities was $88,437 consisting of capital stock issued and loan from related parties. As of March 31, 2018, net cash from financing activities was $9,050 consisting of loan from related parties of $5,050 and capital stock of $4,000.

There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon public offering and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

8 | Page

FREECOOK

FINANCIAL STATEMENTS

For the year ended March 31, 2019 and March 31, 2018

Table of Contents

9 | Page

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FreeCook

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FreeCook as of March 31, 2019 and 2018 and the related statements of operations, changes in stockholder’s equity/deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the period ended March 31, 2018 and for the period from November 6, 2017 (inception) through March 31, 2018. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018 and the results of its operations and its cash flows for the period ended March 31, 2019 and from November 6, 2017 (inception) through March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2018.

Seattle, Washington

July 9, 2019

10 | Page

FREECOOK Balance Sheets
	March 31, 2019	March 31, 2018
ASSETS
Current Assets
Checking/Savings
JPMorgan Chase Bank, N.A.	102	5,691
Total Checking/Savings	102	5,691
Other Current Assets
Prepaid Expenses	25,246	1,900
Prepaid rent	62	721
Retainer Asset	55	-
Total Other Current Assets	25,363	2,621
Total Current Assets	25,465	8,311
Fixed assets
Accumulated depreciation	(4,802)	-
Furniture and Equipment	1,500	-
Website Development	8,361
Total Fixed assets	5,059	-
TOTAL ASSETS	30,523	8,311
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable
Accounts Payable	6,000	-
Total Accounts Payable	6,000	-
Other Current Liabilities
Loan from Related Parties	68,135	5,050
Retainers from Customers	6,000	-
Total Other Current Liabilities	74,135	5,050
Total Current Liabilities	80,135	5,050
Total Liabilities	80,135	5,050
Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,014,080 and 4,000,000 shares issued and outstanding respectively	5,014	4,000
Additional paid in capital	24,338	-
Accumulated deficit	(78,964)	(739)
Total Stockholder’s Equity (Deficit)	(49,612)	3,261
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	30,523	8,311

The accompanying notes are an integral part of these financial statements.

11 | Page

FREECOOK Statements of Operations
	Year ended March 31, 2019	For the period from November 6, 2017 (Inception) to March 31, 2018
OPERATING EXPENSES
General and Administrative Expenses	78,225	739
TOTAL OPERATING EXPENSES	78,225	739

NET LOSS FROM OPERATIONS	(78,225)	(739)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(78,225)	$(739)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,637,288	931,507

See accompanying notes, which are an integral part of these financial statements

12 | Page

FREECOOK Statement of Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’

	Shares	Amount	Capital	Deficit	Equity

Inception, November 6, 2017	-	$ -	-	$ -	$ -
Shares issued for cash at $0.001 per share	4,000,000	4,000	-	-	4,000
Net loss for the year ended March 31, 2018	-	-	-	(739)	(739)
Balance, March 31, 2018	4,000,000	$ 4,000	-	$ (739)	$ 3,261

Shares issued for cash at $0.025 per share	1,014,080	1,014	24,338	-	25,352
Net loss for the year ended March 31, 2019	-	-	-	(78,225)	(78,225)
Balance, March 31, 2019	5,014,080	$ 5,014	24,338	$ (78,964)	$ (49,612)

The accompanying notes are an integral part of these financial statements.

13 | Page

FREECOOK Statement of Cash Flows
	Year ended March 31, 2019	For the period from November 6, 2017 (Inception) to March 31, 2018
OPERATING ACTIVITIES
Net Income	(78,225)	(739)
Adjustments to reconcile Net Income
to net cash used in operations:
Accumulated depreciation	4,802	-
Accounts Payable	6,000
Retainers from Customers	6,000
Prepaid expenses	(23,346)	(1,900)
Prepaid rent	659	(721)
Retainer Asset	(55)	-
Net cash used in Operating Activities	(84,165)	(3,359)
INVESTING ACTIVITIES
Furniture and Equipment	(1,500)	-
Website Development	(8,361)	-
Net cash provided by Investing Activities	(9,861)	-
FINANCING ACTIVITIES
Capital Stock	1,014	4,000
Additional paid in capital	24,338	-
Loan from Related Parties	63,085	5,050
Net cash provided by Financing Activities	88,437	9,050
Net cash increase for period	(5,589)	5,691
Cash at beginning of period	5,691	-
Cash at end of period	102	5,691

The accompanying notes are an integral part of these financial statements.

14 | Page

FREECOOK

NOTES TO THE FINANCIAL STATEMENTS

As of March 31, 2019

(Audited)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had no revenues from November 6, 2017 (inception) through March 31, 2019.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is March 31.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $102 of cash as of March 31, 2019.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value.

The Company had $6,420 in prepaid website development, $1,500 in prepaid filling fees and $12,156 in prepaid rent of servers, $5,170 in prepaid delivery services.

15 | Page

FreeCook terminated the lease agreement dated January 26, 2018 on April 24, 2018. The purpose of it was to decrease the company's expenses of office maintenance. Under the new Lease Agreement dated April 24, 2018, the Company will pay to the Landlord $64 every month for the one-year rent term commencing on May 1, 2018 and ending April 30, 2019. The Company had $62 in prepaid rent as of March 31, 2019.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since inception to March 31, 2019, the Company has generated no revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through March 31, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from November 6, 2017 (inception) through March 31, 2019, were no differences between our comprehensive loss and net loss.

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

16 | Page

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

Note 4 – FIXED ASSETS

As of March 31, 2019, our fixed assets comprised of $1,500 in equipment and $8,361 in website development. Depreciation expense of equipment was $175, and website development depreciation was $4,627 as of March 31, 2019.

Note 5 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through March 31, 2019, our sole director has loaned to the Company $68,135. This loan is unsecured, non-interest bearing and due on demand.

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

There were 5,014,080 shares of common stock issued and outstanding as of March 31, 2019.

Note 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement, starting on May 1, 2018.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2019, the Company had net operating loss carry forwards of approximately $78,964 that may be available to reduce future years’ taxable income in varying amounts through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2019, was approximately $16,582. The net change in valuation allowance during the year ended March 31, 2019, was $16,427. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

17 | Page

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2019.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

For the year ended March 31, 2019, the provision for Federal income tax consists of the following:

	March 31, 2019	March 31, 2018
Non-current deferred tax assets:
Net operating loss carry forward	$(78,964)	$(739)
Total deferred tax assets	(16,582)	(155)
Valuation allowance	$16,582	$155
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended May 31, 2019, as follows:

	March 31, 2019	March 31, 2018
Computed “expected” tax expense (benefit)	(16,427)	(155)
Change in valuation allowance	$16,427	$155
Actual tax expense (benefit)	-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to March 31, 2019, through July 09, 2019, and has determined that it has some material subsequent events to disclose in these financial statements.

On June 28, 2019, FreeCook a Nevada corporation (“Buyer”), entered into a Sale and Purchase of Ownership Interest Agreements with ThyNews Tech LLC, a Wyoming corporation, (“Seller”), wherein FreeCook purchased 100% of the ownership of Thynews Tech.

18 | Page

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T). Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

19 | Page

2.

We did not maintain appropriate cash controls – As of March 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.

We did not implement appropriate information technology controls – As at March 31, 2019, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Natalija Tunevic	60	President, Treasurer, Secretary and Director

Natalija Tunevic has acted as our President, Treasurer, Secretary and Director since we incorporated on November 6, 2017. Ms. Tunevic owns 80% of the outstanding shares of our common stock. Natalija Tunevic is versatile professional with a strong practical experience in Food and Beverage and Finance Industry. Through extensive research and practical experience, she has become a highly skilled analyst with expeditious problem-solving skills. Her main area of expertise is managing and developing innovative strategic ideas for Business Development.

Natalija has graduated from Kaunas University of Technology with Social Sciences Bachelor’s Degree and the world-famous Vilnius University with Economics and Business Administration Master’s Degree. While studying she has gained practical experience within F&B industry when working part time at local cafes and restaurants. After graduation, Natalija built a successful career from waitress to brand-chef, and later, held the head position of the financial department of the hotel and its restaurants. In 1994, she became a mother to twins and had to leave the job. Parenthood brought her an excellent opportunity to improve her cooking skills, she continuously studied the industry and its innovations, organized open cooking masterclasses to her friends and local communities. The year of 2006 brought the director one more gift and she gave birth to another child. The director is a proud Senior Social Worker of Republic of Lithuania. Natalija’s realization that a woman, a mother, due to her parental duties, is not always able to work full time and that most of establishments require that option shaped the idea of starting a business that would let not only her, but everyone cook and sell their meals online, and those bored by restaurants offerings and fast food get creative and original meals delivered to their doors.

20 | Page

Over the past six years the director solely served as a Senior Social Worker where she was involved in helping children with single parents or no parents, disabled people, elderly people and female-headed households with many children who have fallen into difficult situations in life. As of the date of this prospectus, the director has no other commitments nor jobs other than FreeCook. Ms. Tunevic spends all of her time developing the company and ensuring the right business directions towards its future success.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director Ms. Tunevic. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on November 6, 2017 until March 31, 2019:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Otmane Tajmouati, President, Secretary and Treasurer	November 6, 2017 to March 31, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its officer.

Ms. Tunevic currently devotes all of her time to manage the affairs of the Company. She has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2019 concerning the number of shares of common stock beneficially owned by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Natalija Tunevic	4,000,000 shares of common stock (direct)	80%

The percent of class is based on 5,014,080 shares of common stock issued and outstanding as of the date of this annual report.

21 | Page

Item 13. Certain Relationships and Related Transactions

There are no promoters of the company, and have been none, as defined in Item 404(c)(1)(i) of Regulation S-K, other than FreeCook’s director Natalija Tunevic.

During the year ended March 31, 2019, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of March 31, 2019, our director had loaned $68,135 ($5,050 as of March 31, 2018) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2019, we incurred approximately $10,875 in fees to our principal independent accountants for professional services rendered in connection with the audit of our March 31, 2018 financial statements and for the reviews of our financial statements for the quarters ended June 30, 2018, September 30, 2018 and December 31, 2018.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 2019	FREECOOK

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

22 | Page