Form 10-Q
period 2019-06-30
FREECOOK
filed 2019-10-15
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Vilniaus g.31

Vilnius, LT-01402, Lithuania

+15404950016

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	FRCK	OTC Markets

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,014,080 common shares issued and outstanding as of October 15, 2019.

FREECOOK

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

3 | Page

FREECOOK Balance Sheets June 30, 2019 (Unaudited) and March 31, 2019
	June 30, 2019	March 31, 2019
ASSETS
Current Assets
Checking/Savings
JPMorgan Chase Bank, N.A.	239	102
Total Checking/Savings	239	102
Other Current Assets
Prepaid Expenses	12,579	25,246
Prepaid rent	80	62
Retainer Asset	55	55
Total Other Current Assets	12,714	25,363
Total Current Assets	12,953	25,465
Fixed assets
Accumulated depreciation	(250)	(175)
Furniture and Equipment	1,500	1,500
Total Fixed assets	1,250	1,325
Intangible Assets
Accumulated depreciation	(6,717)	(4,628)
Website Development	8,361	8,361
Total Intangible Assets	1,644	3,733
TOTAL ASSETS	215,847	30,523
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	6,000	6,000
Loan from Related Parties	74,155	68,135
Retainers from Customers	-	6,000
Total Current Liabilities	80,155	80,135
Total Liabilities	80,155	80,135
Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,014,080 and 4,000,000 shares issued and outstanding respectively	5,014	5,014
Additional paid in capital	24,338	24,338
Accumulated deficit	(93,660)	(78,964)
Total Stockholder’s Equity (Deficit)	(64,308)	(49,612)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	15,847	30,523

See accompanying notes, which are an integral part of these financial statements

4 | Page

FREECOOK Statements of Operations Three months ended June 30, 2019 (Unaudited) and 2018
	Three months ended June 30, 2019	Three months ended June 30, 2018
ORDINARY INCOME/EXPENSE
Income
Sales	$6,000	$-
TOTAL INCOME	6,000	-
GROSS PROFIT	6,000	-

OPERATING EXPENSES
General and Administrative Expenses	20,696	6,198
TOTAL OPERATING EXPENSES	20,696	6,198

NET LOSS FROM OPERATIONS	(14,696)	(6,198)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(14,696)	$(6,198)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,014,080	3,763,441

See accompanying notes, which are an integral part of these financial statements

5 | Page

FREECOOK Statement of Stockholders’ Equity As of June 30, 2019 (Unaudited)
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’

	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2019	5,014,080	$ 5,014	$ 24,338	$ (78,964)	$ (49,612)
Shares issued	-	-	-	-	-
Net loss for the three-months period ended June 30, 2019	-	-	-	(14,696)	(14,696)
Balance, June 30, 2019	5,014,080	$ 5,014	$ 24,338	$ (93,660)	$ (64,308)

See accompanying notes, which are an integral part of these financial statements

6 | Page

FREECOOK Statement of Cash Flows Three months ended June 30, 2019 (Unaudited) and 2018
	Three months ended June 30, 2019	Three months ended June 30, 2018
OPERATING ACTIVITIES
Net Income	$(14,696)	$(6,241)
Adjustments to reconcile Net Income
to net cash used in operations:
Accumulated depreciation	2,165	-
Accounts Payable	(81)	107
Prepaid expenses	12,667	-
Prepaid rent	62	593
Retainer Asset	-	(55)
Retainers from Customers	(6,000)	-
Net cash used in Operating Activities	(5,883)	(5,596)
FINANCING ACTIVITIES
Loan from Related Parties	$6,020	$1,100
Net cash provided by Financing Activities	6,020	1,100
Net cash increase for period	$137	$(4,496)
Cash at beginning of period	$102	$5,691
Cash at end of period	$239	$1,195

See accompanying notes, which are an integral part of these financial statements

7 | Page

FREECOOK

NOTES TO THE FINANCIAL STATEMENTS

As of June 30, 2019

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

Sale and Purchase of Ownership Interest Agreement

On June 28, 2019 FreeCook a Nevada corporation (“Freecook”, “Buyer”, “Company”), entered into a Sale and Purchase of Ownership Interest Agreement with ThyNews Tech LLC, a Wyoming corporation, (“Thynews Tech” or the “Seller”), wherein FreeCook purchased 100% of the ownership of Thynews Tech.

Upon completion of the Agreement, FreeCook agrees to deliver to Thynews Tech’s owners a cumulative total of one hundred thousand (100,000) restricted shares of Freecook treasury valued at One Dollar ($1.00) per share. The shares will be delivered to Thynews Tech within 60 days following the execution of the agreement. Additionally, Freecook shall provide to Thynews Tech’s owners, as consideration, a Promissory Note in the amount of One Hundred Thousand United States Dollars ($100,000 US).

FreeCook acquires 100% of the ownership of duly and validly issued, fully paid and non-assessable ownership interest of ThyNews Tech LLC, including ThyNews Application.

Prior to the transaction, FreeCook had 5,014,080 shares of common stock issued and outstanding. Upon the transaction, the additional 100,000 of FreeCook common stock will be issued and outstanding. Upon the issuance of shares to Thynews, there will be 5,014,080 shares of common stock issued and outstanding.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has generated losses from November 6, 2017 (inception) through June 30, 2019.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by FreeCook in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2019 and for the related periods presented.

The results for the three months ended June 30, 2019, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended March 31, 2019, filed with the Securities and Exchange Commission.

8 | Page

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $239 of cash as of June 30, 2019.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value.

The Company had $6,420 in prepaid website development, $1,500 in prepaid filling fees and $3,039 in prepaid rent of servers, $1,620 in prepaid delivery services.

FreeCook terminated the lease agreement dated January 26, 2018 on April 24, 2018. The purpose of it was to decrease the company's expenses of office maintenance. Under the new Lease Agreement dated April 24, 2018, the Company will pay to the Landlord $80 every month for the one-year rent term commencing on May 1, 2019, and ending April 30, 2020. The Company had $80 in prepaid rent as of June 30, 2019.

Website Development Costs

The Company amortizes these costs using the straight-line method over a period of one years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through June 30, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

9 | Page

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from November 6, 2017 (inception) through June 30, 2019, were no differences between our comprehensive loss and net loss.

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

Note 4 – FIXED ASSETS

As of June 30, 2019, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $250 as of June 30, 2019.

Note 5 – INTANGIBLE ASSETS

As of June 30, 2019, the total amount of website development was $8,361. Depreciation expense of website development depreciation was $6,717 as of June 30, 2019.

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through June 30, 2019, our sole director has loaned to the Company $74,155. This loan is unsecured, non-interest bearing and due on demand.

10 | Page

Note 7 – COMMON STOCK

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

There were 5,014,080 shares of common stock issued and outstanding as of June 30, 2019.

Note 8 – COMMITMENTS AND CONTINGENCIES

The Company has entered into rental agreement, starting on May 1, 2018.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to June 30, 2019, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

11 | Page

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

Results of operations

Three Months Period Ended June 30, 2019

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, the Company had $239 of cash and our liabilities were $80,155, comprised of an amount owed to Natalija Tunevic, our president, treasurer, secretary and director; accounts payable. The available capital reserves of the Company are not sufficient for the Company to remain operational.

As of June 30, 2019, our total assets were $15,847. Total assets were comprised of $239 in current assets, $12,714 in other current assets, $1,250 in fixed assets and $1,644 intangible assets.

As of June 30, 2019, our current liabilities were $80,155 and Stockholders’ deficit was $64,308.

CASH FLOWS FROM OPERATING ACTIVITIES

As of June 30, 2019, net cash flows used in operating activities was $5,883.

CASH FLOWS FROM FINANCING ACTIVITIES

As of June 30, 2019, we have generated $6,020 of cash flows by financing activities.

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

12 | Page

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

13 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

14 | Page

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three-month period ended June 30, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the three-month period ended June 30, 2019.

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

Dated: October 15, 2019	FREECOOK

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

15 | Page