Form 10-Q/A
period 2019-06-30
FREECOOK
filed 2019-10-16
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this amended Form 10-Q is to furnish Exhibit 101 to the Form 10-Q filed by the Company on October 15, 2019. No other changes have been made to the body of the 10Q, or exhibits 31.1, 32.1.

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

Dated: October 16, 2019	FREECOOK

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

15 | Page