Form 10-Q/A
period 2019-06-30
FREECOOK
filed 2019-10-17
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

 The sole purpose of the amendment #2 to the Form 10-Q is to correct the unintentional mistake in the amount of the total assets in the Balance Sheet as of June 30, 2019, (Page 4) to the Form 10-Q filed by the Company on October 15, 2019. In other sections of the report the amount of the total assets is correct and no other changes have been made to the body of the 10-Q, or exhibits 31.1, 32.1

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

3 | Page

FREECOOK Balance Sheets June 30, 2019 (Unaudited) and March 31, 2019
	June 30, 2019	March 31, 2019
ASSETS
Current Assets
Checking/Savings
JPMorgan Chase Bank, N.A.	239	102
Total Checking/Savings	239	102
Other Current Assets
Prepaid Expenses	12,579	25,246
Prepaid rent	80	62
Retainer Asset	55	55
Total Other Current Assets	12,714	25,363
Total Current Assets	12,953	25,465
Fixed assets
Accumulated depreciation	(250)	(175)
Furniture and Equipment	1,500	1,500
Total Fixed assets	1,250	1,325
Intangible Assets
Accumulated depreciation	(6,717)	(4,628)
Website Development	8,361	8,361
Total Intangible Assets	1,644	3,733
TOTAL ASSETS	15,847	30,523
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	6,000	6,000
Loan from Related Parties	74,155	68,135
Retainers from Customers	-	6,000
Total Current Liabilities	80,155	80,135
Total Liabilities	80,155	80,135
Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,014,080 and 4,000,000 shares issued and outstanding respectively	5,014	5,014
Additional paid in capital	24,338	24,338
Accumulated deficit	(93,660)	(78,964)
Total Stockholder’s Equity (Deficit)	(64,308)	(49,612)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	15,847	30,523

See accompanying notes, which are an integral part of these financial statements

4 | Page

FREECOOK Statements of Operations Three months ended June 30, 2019 (Unaudited) and 2018
	Three months ended June 30, 2019	Three months ended June 30, 2018
ORDINARY INCOME/EXPENSE
Income
Sales	$6,000	$-
TOTAL INCOME	6,000	-
GROSS PROFIT	6,000	-

OPERATING EXPENSES
General and Administrative Expenses	20,696	6,198
TOTAL OPERATING EXPENSES	20,696	6,198

NET LOSS FROM OPERATIONS	(14,696)	(6,198)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(14,696)	$(6,198)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,014,080	3,763,441

See accompanying notes, which are an integral part of these financial statements

5 | Page

FREECOOK Statement of Stockholders’ Equity As of June 30, 2019 (Unaudited)
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’

	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2019	5,014,080	$ 5,014	$ 24,338	$ (78,964)	$ (49,612)
Shares issued	-	-	-	-	-
Net loss for the three-months period ended June 30, 2019	-	-	-	(14,696)	(14,696)
Balance, June 30, 2019	5,014,080	$ 5,014	$ 24,338	$ (93,660)	$ (64,308)

See accompanying notes, which are an integral part of these financial statements

6 | Page

FREECOOK Statement of Cash Flows Three months ended June 30, 2019 (Unaudited) and 2018
	Three months ended June 30, 2019	Three months ended June 30, 2018
OPERATING ACTIVITIES
Net Income	$(14,696)	$(6,241)
Adjustments to reconcile Net Income
to net cash used in operations:
Accumulated depreciation	2,165	-
Accounts Payable	(81)	107
Prepaid expenses	12,667	-
Prepaid rent	62	593
Retainer Asset	-	(55)
Retainers from Customers	(6,000)	-
Net cash used in Operating Activities	(5,883)	(5,596)
FINANCING ACTIVITIES
Loan from Related Parties	$6,020	$1,100
Net cash provided by Financing Activities	6,020	1,100
Net cash increase for period	$137	$(4,496)
Cash at beginning of period	$102	$5,691
Cash at end of period	$239	$1,195

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

Dated: October 17, 2019	FREECOOK

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

15 | Page