Form 10-Q
period 2019-09-30
FREECOOK
filed 2019-11-13
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

44A Gedimino avenue

Vilnius, 01110, Lithuania

+15404950016

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	FRCK	OTC Markets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ( )       No (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer (X)	Smaller reporting company (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,014,080 common shares issued and outstanding as of November 11, 2019.

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

3 | Page

FREECOOK Consolidated Balance Sheets September 30, 2019 (Unaudited) and March 31, 2019
	September 30, 2019	March 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	701	102
Prepaid Expenses	8,040	25,246
Prepaid rent	-	62
Retainer Asset	55	55
Total Current Assets	8,796	25,465
Fixed assets
Accumulated depreciation	(325)	(175)
Furniture and Equipment	1,500	1,500
Total Fixed assets	1,175	1,325
Intangible Assets
Accumulated depreciation - Website	(8,361)	(4,628)
Website Development	8,361	8,361
Accumulated Depreciation - Application	(8,117)	-
App Development Cost	97,400	-
Total Intangible Assets	89,283	3,733
TOTAL ASSETS	99,254	30,523
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	26,400	6,000
Loan from Related Parties	195,345	68,135
Retainers from Customers	-	6,000
Total Current Liabilities	221,745	80,135
Total Liabilities	221,745	80,135
Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,014,080 and 5,014,080 shares issued and outstanding respectively	5,014	5,014
Additional paid in capital	24,338	24,338
Accumulated deficit	(151,843)	(78,964)
Total Stockholder’s Equity (Deficit)	(122,491)	(49,612)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	99,254	30,523

See accompanying notes, which are an integral part of these financial statements

4 | Page

FREECOOK Consolidated Statements of Operations Three and Six months ended September 30, 2019 (Unaudited) and 2018
	Three months ended September 30, 2019	Three months ended September 30, 2018	Six months ended September 30, 2019	Six months ended September 30, 2018
ORDINARY INCOME/EXPENSE
Income
Sales	$-	$-	$6,000	$-
TOTAL INCOME	-	-	6,000	-
GROSS PROFIT	-	-	6,000	-

OPERATING EXPENSES
Application Development Expense	-	-	27,040	-
Depreciation Expense	9,835	472	12,000	472
General and Administrative Expenses	3,229	20,344	12,534	20,483
Professional Fees	17,560	4,710	26,713	9,960
Rent Expenses	369	190	592	1,041
TOTAL OPERATING EXPENSES	30,993	26,716	78,879	31,956

NET LOSS FROM OPERATIONS	$(30,993)	$(26,716)	$(72,879)	$(31,956)

PROVISION FOR INCOME TAXES			-	-

NET LOSS	$(30,993)	$(26,716)	$(72,879)	$(31,956)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,014,080	2,234,536	5,014,080	960,641

See accompanying notes, which are an integral part of these financial statements

5 | Page

FREECOOK Consolidated Statement of Stockholders’ Equity As of September 30, 2019 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance, March 31, 2019	5,014,080	$ 5,014	$ 24,338	$ (78,964)	$ (49,612)
Shares issued	-	-	-	-	-
Net loss for the three-months period ended June 30, 2019	-	-	-	(41,886)	(41,886)
Balance, June 30, 2019	5,014,080	$ 5,014	$ 24,338	$ (120,850)	$ (91,498)
Shares issued	-	-	-	-	-
Net loss for the three-months period ended September 30, 2019	-	-	-	(30,993)	(30,993)
Balance, September 30, 2019	5,014,080	$ 5,014	$ 24,338	$ (151,843)	$ (122,491)

See accompanying notes, which are an integral part of these financial statements

6 | Page

FREECOOK Consolidated Statement of Cash Flows Six months ended September 30, 2019 (Unaudited) and 2018
	Six months ended September 30, 2019	Six months ended September 30, 2018
OPERATING ACTIVITIES
Net Income	$(72,879)	$(31,956)
Adjustments to reconcile Net Income
to net cash used in operations:
Accumulated Depreciation	3,884	472
Accounts Payable	20,319	63
Prepaid Expenses	17,205	(42,529)
Prepaid Rent	143	593
Retainer Asset	-	(55)
Retainers from Customers	(6,000)	-
Net cash used in Operating Activities	(37,328)	(73,412)
FINANCING ACTIVITIES
Furniture and Equipment	$-	$(1,500)
Website Development	-	(8,361)
App development cost	(97,400)	-
Accumulated Depreciation	8,118	-
Net cash provided by Financing Activities	(89,283)	(9,861)
FINANCING ACTIVITIES
Additional Paid in Capital	$-	$24,338
Capital Stock	-	1,014
Loan from Related Parties	127,210	60,705
Net cash provided by Financing Activities	127,210	86,057
Net cash increase for period	$599	$2,784
Cash at beginning of period	$102	$5,691
Cash at end of period	$701	$8,475

See accompanying notes, which are an integral part of these financial statements

7 | Page

FREECOOK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has generated losses from November 6, 2017 (inception) through September 30, 2019.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by FreeCook in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2019 and for the related periods presented.

The results for the six months ended September 30, 2019, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, filed with the Securities and Exchange Commission.

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

Application Development Costs

The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible software costs incurred once technological feasibility is established. The Company amortizes these costs using the straight-line method over a period of three years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $701 of cash as of September 30, 2019.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value.

The Company had $6,420 in prepaid website development and $1,620 in prepaid delivery services.

FreeCook terminated the lease agreement dated January 26, 2018 on April 24, 2018. The purpose of it was to decrease the company's expenses of office maintenance. Under the new Lease Agreement dated April 24, 2018, the Company will pay to the Landlord $80 every month for the one-year rent term commencing on May 1, 2019, and ending April 30, 2020. The Company had $0 in prepaid rent as of June 30, 2019.

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

9 | Page

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through September 30, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from November 6, 2017 (inception) through September 30, 2019, were no differences between our comprehensive loss and net loss.

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

Note 4 – FIXED ASSETS

As of September 30, 2019, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $325 as of September 30, 2019.

Note 5 – INTANGIBLE ASSETS

As of September 30, 2019, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of September 30, 2019.

10 | Page

As of September 30, 2019, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $8,117 as of September 30, 2019.

As of September 30, 2019, the total amount of Capitalized Application Development Costs was $89,283.

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through September 30, 2019, our sole director has loaned to the Company $89,555. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary received $105,790 as advances from related parties as of September 30, 2019. The advances are interest-free and due on demand.

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

There were 5,014,080 shares of common stock issued and outstanding as of September 30, 2019.

Note 8 – COMMITMENTS AND CONTINGENCIES

The Company has entered into rental agreement, starting on May 1, 2018.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to September 30, 2019, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of operations

Results of Operations for the three and six months ended September 30, 2019 and 2018:

Revenue

For the three months ended September 30, 2019 and 2018 the Company did not generate any revenue.

For the six months ended September 30, 2019 and 2018 the Company generated total revenue of $6,000 and $0 from selling services.

Operating expenses

Total operating expenses for the three months ended September 30, 2019 and 2018 were $30,993 and $26,716. The operating expenses for the three months ended September 30, 2019 included $9,835 in depreciation expenses; $3,229 in general and administrative expenses; $17,560 in professional fees; $369 in rent expense.

Total operating expenses for the six months ended September 30, 2019 and 2018 were $78,879 and $31,956. The operating expenses for the six months ended September 30, 2019 included $27,040 in application development expense; $12,000 in depreciation expenses; $12,534 in general and administrative expenses; $26,713 in professional fees; $592 in rent expense.

Net Loss/Income

The net loss for the three months ended September 30, 2019 and 2018 was $30,993 and $26,716 accordingly.

The net loss for the six months ended September 30, 2019 and 2018 was income $72,879 and loss $31,956 accordingly.

12 | Page

Six Months Period Ended September 30, 2019

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, the Company had $701 of cash and our liabilities were $221,745, comprised of an amount owed to the directors of the Company and its subsidiary; accounts payable. The available capital reserves of the Company are not sufficient for the Company to remain operational.

As of September 30, 2019, our total assets were $99,254. Total assets were comprised of $8,796 in current assets, $1,175 in fixed assets and $89,283 in intangible assets.

As of September 30, 2019, our current liabilities were $221,745 and Stockholders’ deficit was $122,491.

CASH FLOWS FROM OPERATING ACTIVITIES

As of September 30, 2019, net cash flows used in operating activities was $(37,328).

CASH FLOWS FROM INVESTING ACTIVITIES

As of September 30, 2019, we have generated $(89,283) of cash flows by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

As of September 30, 2019, we have generated $127,210 of cash flows by financing activities.

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

13 | Page

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

14 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

No unregistered shares were sold during the six-month period ended September 30, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the sex-month period ended September 30, 2019.

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

15 | Page

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2019	FREECOOK

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

16 | Page