Form 10-Q
period 2019-12-31
FREECOOK
filed 2020-02-04
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,014,080 common shares issued and outstanding as of January 31, 2020.

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

3 | Page

FREECOOK Consolidated Balance Sheets December 31, 2019 (Unaudited) and March 31, 2019
	December 31, 2019	March 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	498	102
Prepaid Expenses	8,040	25,246
Prepaid rent	79	62
Retainer Asset	55	55
Total Current Assets	8,672	25,465
Fixed assets
Accumulated depreciation	(400)	(175)
Furniture and Equipment	1,500	1,500
Total Fixed assets	1,100	1,325
Intangible Assets
Accumulated depreciation - Website	(8,361)	(4,628)
Website Development	8,361	8,361
Accumulated Depreciation - Application	(16,233)	-
App Development Cost	97,400	-
RSS Database	75,000	-
Total Intangible Assets	156,167	3,733
Non-Current Assets
Right-of-use asset – Lease	320	-
Total Non-Current Assets	320	-
TOTAL ASSETS	166,259	30,523
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	3,800	6,000
Loan from Related Parties	219,795	68,135
Lease Liabilities - Short-term	320	-
Notes payable - Related Party	75,000	-
Retainers from Customers	-	6,000
Total Current Liabilities	298,915	80,135
Total Liabilities	298,915	80,135
Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,014,080 and 5,014,080 shares issued and outstanding respectively	5,014	5,014
Additional paid in capital	24,338	24,338
Accumulated deficit	(162,008)	(78,964)
Total Stockholder’s Equity (Deficit)	(132,656)	(49,612)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	166,259	30,523

See accompanying notes, which are an integral part of these financial statements

4 | Page

FREECOOK Consolidated Statements of Operations Three and Nine months ended December 31, 2019 (Unaudited) and 2018
	Three months ended December 31, 2019	Three months ended December 31, 2018	Nine months ended December 31, 2019	Nine months ended December 31, 2018
ORDINARY INCOME/EXPENSE
Income
Sales	$-	$-	$6,000	$-
TOTAL INCOME	-	-	6,000	-
GROSS PROFIT	-	-	6,000	-

OPERATING EXPENSES
Application Development Expense	-	-	27,040	-
Depreciation Expense	8,192	2,165	20,192	2,637
General and Administrative Expenses	121	9,225	12,655	29,708
Professional Fees	1,615	7,994	28,329	17,954
Rent Expenses	237	189	828	1,230
TOTAL OPERATING EXPENSES	10,165	19,573	89,044	51,529

NET LOSS FROM OPERATIONS	$(10,165)	$(19,573)	$(83,044)	$(51,529)

PROVISION FOR INCOME TAXES			-	-

NET LOSS	$(10,165)	$(19,573)	$(83,044)	$(51,529)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,014,080	5,014,080	5,014,080	4,530,279

See accompanying notes, which are an integral part of these financial statements

5 | Page

FREECOOK Consolidated Statement of Stockholders’ Equity As of December 31, 2019 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance, March 31, 2019	5,014,080	$ 5,014	$ 24,338	$ (78,964)	$ (49,612)
Shares issued	-	-	-	-	-
Net loss for the nine-months period ended December 31, 2019	-	-	-	(83,044)	(83,044)
Balance, December 31, 2019	5,014,080	$ 5,014	$ 24,338	$ (162,008)	$ (132,656)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance, March 31, 2018	4,000,000	$ 4,000	$ -	$ (739)	$ 3,261
Shares issued	1,014,080	1,014	24,338	-	25,352
Net loss for the nine-months period ended December 31, 2018	-	-	-	(49,381)	(49,381)
Balance, December 31, 2018	5,014,080	$ 5,014	$ 24,338	$ (50,120)	$ (20,768)

See accompanying notes, which are an integral part of these financial statements

6 | Page

FREECOOK Consolidated Statement of Cash Flows Nine months ended December 31, 2019 (Unaudited) and 2018
	Nine months ended December 31, 2019	Nine months ended December 31, 2018
OPERATING ACTIVITIES
Net Income	$(83,044)	$(51,529)
Adjustments to reconcile Net Income
to net cash used in operations:
Accumulated Depreciation	3,959	2,637
Accounts Payable	72,719	1,102
Prepaid Expenses	17,206	(34,648)
Prepaid Rent	63	597
Retainer Asset	-	(55)
Retainers from Customers	(6,000)	-
Net cash provided in Operating Activities	4,903	(81,896)
INVESTING ACTIVITIES
Furniture and Equipment	$-	$(1,500)
Website Development	-	(8,361)
App development cost	(97,400)	-
Accumulated Depreciation	16,233	-
RSS Database	(75,000)	-
Net cash used by Investing Activities	(156,167)	(9,861)
FINANCING ACTIVITIES
Additional Paid in Capital	$-	$24,338
Capital Stock	-	1,014
Loan from Related Parties	151,660	62,005
Net cash provided by Financing Activities	151,660	87,357
Net cash increase for period	$396	$(4,400)
Cash at beginning of period	$102	$5,691
Cash at end of period	$498	$1,291

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$320	$-

See accompanying notes, which are an integral part of these financial statements

7 | Page

FREECOOK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019

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

Our principal office address is located at 44A Gedimino avenue, Vilnius, 01110, Lithuania.

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has generated losses from November 6, 2017 (inception) through December 31, 2019.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by FreeCook in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2019 and for the related periods presented.

The results for the nine months ended December 31, 2019, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $498 of cash as of December 31, 2019.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value.

The Company had $6,420 in prepaid website development and $1,620 in prepaid delivery services.

FreeCook terminated the lease agreement dated January 26, 2018 on April 24, 2018. The purpose of it was to decrease the company's expenses of office maintenance. Under the new Lease Agreement dated April 24, 2018, the Company will pay to the Landlord $80 every month for the one-year rent term commencing on May 1, 2019, and ending April 30, 2020. The Company had $79 in prepaid rent as of December 31, 2019.

Lease

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, The Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

9 | Page

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue.

Revenue from supplies of consulting services is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the services are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sales return for the period reported.

The Company derives its revenue from direct sales to individuals and business companies. Generally, the Company recognizes revenue when services are sold and accepted by the customers and there are no continuing obligations to the customer.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through December 31, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from November 6, 2017 (inception) through December 31, 2019, were no differences between our comprehensive loss and net loss.

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

10 | Page

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the public entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. This standard was effective for the Company on October 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. The amendment is effective for public entities for fiscal years beginning after December 15, 2016. The Company adopted the new guidance effective October 1, 2019.

Note 4 – FIXED ASSETS

As of December 31, 2019, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $400 as of December 31, 2019.

Note 5 – INTANGIBLE ASSETS

As of December 31, 2019, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of December 31, 2019.

As of December 31, 2019, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $16,233 as of December 31, 2019.

As of December 31, 2019, the total amount of Capitalized Application Development Costs was $81,167.

In December 2019 the Company purchased an RSS Database. As of December 31, 2019, the total amount of RSS Database was $75,000.

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through December 31, 2019, our sole director has loaned to the Company $95,205. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary received $124,590 as advances from related parties as of December 31, 2019. The advances are interest-free and due on demand.

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

There were 5,014,080 shares of common stock issued and outstanding as of December 31, 2019.

11 | Page

Note 8 – COMMITMENTS AND CONTINGENCIES

The Company has entered into rental agreement from May 1, 2018, to August 31, 2019, and prolonged for 8 months from September 1, 2019 to April 30, 2020.

As of December 31, 2019, the future minimum lease payments under this operating lease were:

January 1, 2020 - April 30, 2020	$320.00

Term of lease	Price per month	Q-ty months	Total amount of commitments

September 1, 2019 – April 30, 2020	$80	8	$320

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2019, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

12 | Page

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

Results of operations

Results of Operations for the three and nine months ended December 31, 2019 and 2018:

Revenue

For the three months ended December 31, 2019 and 2018 the Company did not generate any revenue.

For the nine months ended December 31, 2019 and 2018 the Company generated total revenue of $6,000 and $0 from selling services.

Operating expenses

Total operating expenses for the three months ended December 31, 2019 and 2018 were $10,165 and $19,573. The operating expenses for the three months ended December 31, 2019 included $8,192 in depreciation expenses; $121 in general and administrative expenses; $1,615 in professional fees; $237 in rent expense.

Total operating expenses for the nine months ended December 31, 2019 and 2018 were $89,044 and $51,529. The operating expenses for the nine months ended December 31, 2019 included $27,040 in application development expense; $20,192 in depreciation expenses; $12,655 in general and administrative expenses; $28,329 in professional fees; $828 in rent expense.

Net Loss/Income

The net loss for the three months ended December 31, 2019 and 2018 was $10,165 and $19,573 accordingly.

The net loss for the nine months ended December 31, 2019 and 2018 was $83,044 and $51,529 accordingly.

13 | Page

Nine Months Period Ended December 31, 2019

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, the Company had $498 of cash and our liabilities were $298,595, comprised of an amount owed to the directors of the Company and its subsidiary; accounts payable. The available capital reserves of the Company are not sufficient for the Company to remain operational.

As of December 31, 2019, our total assets were $166,259. Total assets were comprised of $8,672 in current assets, $1,100 in fixed assets, $156,167 in intangible assets and $320 in ROU asset.

As of December 31, 2019, our current liabilities were $298,915 and Stockholders’ deficit was $132,656.

CASH FLOWS FROM OPERATING ACTIVITIES

As of December 31, 2019, net cash flows provided in operating activities was $4,903.

CASH FLOWS FROM INVESTING ACTIVITIES

As of December 31, 2019, we have used $(156,167) of cash flows by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

As of December 31, 2019, we have generated $151,660 of cash flows by financing activities.

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

14 | Page

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

15 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

No unregistered shares were sold during the nine-month period ended December 31, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the nine-month period ended December 31, 2019.

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

16 | Page

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 04, 2020	FREECOOK

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

17 | Page