Form 10-K
period 2020-03-31
TREND INNOVATIONS HOLDING INC.
filed 2020-08-13
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2020

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-225433

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK)
(Exact name of small business issuer as specified in its charter)

Nevada	7370	38-4053064
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

44A Gedimino avenue, Vilnius, 01110, Lithuania

(Address of principal executive offices and Zip Code)

+15404950016

(Registrant’s telephone number, including area code)

headoffice@free-cook.com

(Registrant’s email)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	TREN	OTC Markets

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [ ]        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]        No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,281,600 common shares issued and outstanding as of August 10,

2 | Page

3 | Page

PART I

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

General

Trend Innovations Holding Inc. (formerly FreeCook) is a holding company for innovative websites and mobile apps which are aimed to provide customization and convenience for its users. The Company is constantly working on completing relevant tasks in IT consulting and introducing artificial intelligence to regular users. We make our customers' businesses more visual, manageable and predictable, which ultimately leads to increased profitability.

On July 22, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State which changed the Company’s name from FreeCook to Trend Innovations Holding Inc.

Our principal office address is located at 44A Gedimino avenue, Vilnius, 01110, Lithuania. The phone number of the Company is +370.5251.2561 available Monday to Friday from 10:00am to 5:00pm EET (Lithuanian time). The direct phone line of Natalija Tunevic is +15404950016. Our plan of operation is forward-looking, however, there is no assurance that we will ever reach profitable operations.

Our Business

In 2018, Trend Innovations Holding Inc. (formerly FreeCook) started operations with development of a trading platform for users who cook at home and want to sell their food on the Internet and home-cooked food lovers.

In 2019, Trend Innovations Holding Inc. acquired Thy News LLC, which owns a news application with news feed from various sources that our users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users can also subscribe for additional paid features that extend the functionality of the original app. For instance, they can upload their own news using designated section.

At the moment of the first release, the database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources. At the end of the year, users of the app were able to make a choice of 99,000 processed sources. In 2020, growth is continuing, and we can see that in the period from January 1, 2020 to March 31, 2020 the Company acquired additional 50,000 processed sources.

As of March 31, 2020, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

The Company continuously works on development of the mobile application and plans to use artificial intelligence programing to increase customization and improve user experience.

In the spring of 2020, the Company acquired Itnia Co. LLC, a Wyoming limited liabity company, an owner of MB Lemalike Innovations that provides services in the field of IT consulting using artificial intelligence technologies. The services are aimed at optimizing and developing companies’ information systems, taking into account internal business processes.

4 | Page

Marketing

We are planning on using online marketing as our key strategy to promote and attract the customers hence we are about to represent an online business entity, which works for the company offering a possibility of online order. At the current stage of development, we are likely first to invest into advertising via Google AdWords and optimize Google Search Engine. It helps us to appear in customer’s search inquiries on the Internet. Thus, we expect to get into the attention of both our potential customers and their clients. (to whom we might refer as “platform users” or “users). Alongside, we plan to represent our business on the variety of popular social networks pages, where we plan to provide with detailed information both our potential customers and the potential web platform users. We also plan to use direct calls and mailing with our business proposals, providing references to our platform and social web pages. We might also consider other sites related to food consuming, such as sites of recipes and food retailers, for instance. With more advanced investment we might shoot promotional videos related to cooking, for advertising purposes. As the business grows, we might set up TV channel built-in the web platform itself, where chefs will demonstrate their skills teaching how to cook different meals available for order on the platform. To attract potential customers, we plan to elaborate a program of free promotional periods, or promotional period devoted to a particular cuisine or other promo-campaigns.

Revenue

Currently we see the following sources of our income:

- The company’s revenue is to be generated by users' sales. We plan to change 5% off every sale made through our platform.

- From selling the advertising slots on the pages of our web platform.

- From selling paid subscriptions for the accounts in Thy News with additional features.

Employees Identification of Certain Significant Employees.

We currently have one employee only - Natalija Tunevic, our president, treasurer, secretary and director.

Offices

The Company rents an office at 44A Gedimino avenue, Vilnius, 01110, Lithuania. The phone number of the Company is +37052512561 available Monday to Friday from 10:00am to 5:00pm EET (Lithuanian time). The direct phone line of Natalija Tunevic is +15404950016.

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

5 | Page

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

Number of Holders

As of August 10, 2020, the 26,281,600 issued and outstanding shares of common stock were held by a total of 53 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2020 and 2019.

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

Prior to the transaction on June 28, 2019, FreeCook had 5,014,080 shares of common stock issued and outstanding. Upon the transaction, the additional 100,000 of FreeCook common stock were decided to be issued and outstanding. Upon issuing the shares to ThyNews, there were 5,114,080 shares of common stock issued and outstanding.

On July 22, 2019, the Board of Directors resolved to perform a cancellation procedure of 3,950,000 restricted shares of the Company. As a result of the cancellation, the number of restricted shares of the Company was adjusted from 4,000,000 shares to 50,000 shares (fifty thousand shares).

On July 22, 2019, the Company’s Board of Directors, along with the vote of the majority shareholder of the Company resolved to effect a forward split of the outstanding common stock, $0.001 par value, on a one (1) for twenty (20) basis (“Forward Stock Split”); the number of outstanding Common Stock was decided to be increased from 1,164,080 to 23,281,600 (Post-Split Shares) of which 3,000,000 were restricted/control shares. The number of authorized shares was decided to be increased from 75,000,000 to 255,000,000 shares, 5,000,000 of which were designated as Preferred Shares. The 5,000,000 Preferred Shares were assigned 5 voting rights and were decided to be issued to Natalija Tunevic in exchange for the cancelled 3,950,000 restricted shares that Ms. Tunevic had owned previously; each one share of Preferred Shares has the voting rights of five outstanding common shares. The 5,000,000 Preferred Shares were not affected by the forward 20 for 1 split. The number of 5,000,000 Preferred Shares remained the same post-split.

Upon the transaction on March 30, 2020 between FreeCook Corp. and Itnia Co. LLC, the additional 150,000 of FreeCook restricted common stock were decided to be issued and outstanding. Upon the forward split, the amount resulted in 3,000,000 restricted shares.

6 | Page

There were 26,281,600 shares of common stock issued and outstanding as of August 10, 2020.

Purchase of our Equity Securities by Officers and Directors

On December 27, 2017, the Company offered and sold 2,000,000 restricted shares of common stock to our president and director, Natalija Tunevic, for a purchase price of $0.001 per share, for aggregate offering proceeds of $2,000 and on January 16, 2018, the Company offered and sold 2,000,000 restricted shares of common stock to our president and director, Natalija Tunevic, for a purchase price of $0.001 per share, for aggregate offering proceeds of $2,000, pursuant to Section 4(2) of the Securities Act of 1933 as she is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone. On July 22, 2019, the Board of Directors resolved to perform a cancellation procedure of 3,950,000 restricted shares of the Company. As a result of the cancellation, the number of restricted shares of the Company shall be adjusted from 4,000,000 shares to 50,000 shares (fifty thousand shares). The Board of Directors, along with the majority shareholder of the Company, resolved on July 22, 2019 to increase the number of authorized shares from 75,000,000 to 255,000,000 shares, 5,000,000 of which shall be designated as Preferred Shares. On July 22, 2019, the Board of Directors, along with the majority stockholder, resolved that the 5,000,000 Preferred Shares shall have 5 voting rights and shall be issued to Natalija Tunevic in exchange for the cancelled 3,950,000 restricted shares that Ms. Tunevic owned previously; each one share of Preferred Shares shall have the voting rights of five outstanding common shares.

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

FISCAL YEAR ENDED MARCH 31, 2020 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2019.

The increase in revenue and operating expenses is a result of Thy News LLC and Itnia Co. LLC Acquisition in 2019 and 2020, respectively.

Our net losses for the fiscal years ended March 31, 2020 and 2019 were $69,593 and $78,225. During fiscal years ended March 31, 2020 and 2019 the Company generated total revenue of $717,450 and $0, respectively.

During the fiscal year ended March 31, 2020, we incurred total operating expenses of $325,927 compared to $78,225 incurred during fiscal year ended March 31, 2019.

7 | Page

The operating expenses for the year ended March 31, 2020, included application development expense of $27,040; depreciation expense of $39,102; general and administrative expenses of $229,350; professional fees of $29,370 and rent expense of $1,065.

The operating expenses for the year ended March 31, 2019, included depreciation expense of $4,802; general and administrative expenses of $38,986; professional fees of $33,021 and rent expense of $1,416.

The weighted average number of shares outstanding was 1,017,495 for the fiscal year ended March 31, 2020 and 4,637,288 for the fiscal year ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

FISCAL YEAR ENDED MARCH 31, 2020 and 2019

As of March 31, 2020, our total assets were $418,872 comprised of $147,264 in current assets; $51,033 in fixed assets; $218,300 in intangible assets; $2,275 in other assets and total liabilities were $456,558.

As of March 31, 2019, our total assets were $30,523 comprised of $102 in current assets, $25,363 in other current assets and $5,059 in fixed assets and our total liabilities were $80,135.

Stockholders’ equity increased from $(49,612) as of March 31, 2019 to $(37,686) as of March 31, 2020.

CASH FLOWS FROM OPERATING ACTIVITIES

For the fiscal year ended March 31, 2020, net cash flows used in operating activities was $130,718. As of March 31, 2019, net cash flows used in operating activities was $(84,165).

CASH FLOWS FROM INVESTING ACTIVITIES

For the fiscal year ended March 31, 2020, net cash flows used in investing activities was $(271,374). As of March 31, 2019, net cash flows used in investing activities was $(9,861).

CASH FLOWS FROM FINANCING ACTIVITIES

For the fiscal year ended March 31, 2020, net cash from financing activities was $167,855 consisting of loan from related parties. As of March 31, 2019, net cash from financing activities was $88,437 consisting of capital stock issued and loan from related parties.

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

8 | Page

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

Item 8. Financial Statements and Supplementary Data

9 | Page

TREND INNOVATIONS HOLDING INC.

(Formerly FREECOOK)

FINANCIAL STATEMENTS

For the year ended March 31, 2020 and March 31, 2019

Table of Contents

10 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Trend Innovations Holding Inc. (Formerly FreeCook)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trend Innovations Holding Inc. (Formerly FreeCook). (the“Company”) as of March 31, 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the fiscal year ended March 31, 2020, and the related notes and schedules (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and the results of its operations and its cash flows for the fiscal year ended March 31, 2020, in conformity with the accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other Matter – 2019 Financial Statements

The financial statements of Trend Innovations Holding Inc. (Formerly FreeCook) as of and for the fiscal year end March 31, 2019, were audited by other auditors whose report thereon, dated July 09, 2019, expressed an unqualified opinion.

Albert Garcia, CPA

DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2019.

Newhall, California

August 10, 2020

11 | Page

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK) Balance Sheets
	March 31, 2020	March 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	27,301	102
Prepaid Expenses	9,243	25,308
Loan Receivable	80,977	—
Accounts Receivables	29,574	—
Purchase of goods for resale	114	—
Retainer Asset	55	55
VAT receivables	1,099	—
Total Current Assets	148,363	25,465
Fixed Assets
Accumulated depreciation	(5,555)	(175)
Furniture and Equipment	1,500	1,500
Vehicles	55,088	—
Total Fixed Assets	51,033	1,325
Intangible Assets
Accumulated depreciation	(36,461)	(4,628)
App Development Cost	97,400	—
RSS Database	149,000	—
Website Development	8,361	8,361
Total Intangible Assets	218,300	3,733
Other Assets
Deferred expenses	1,955	—
Right-of-use asset – Lease	320	—
Total Other Assets	2,275	—
TOTAL ASSETS	419,971	30,523
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Liabilities	13,547	—
Accounts Payable	50,817	6,000
Loan from Related Parties	241,227	68,135
Notes payable - Related Party	149,000	—
Retainers from Customers	2,746	6,000
Lease Liabilities - Short-term	320	—
Total Current Liabilities	457,657	80,135
Total Liabilities	457,657	80,135
Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 1,064,080 and 5,014,080 shares issued and outstanding respectively	1,064	5,014
Additional paid in capital	28,288	24,338
Accumulated deficit	(67,038)	(78,964)
Total Stockholder’s Equity (Deficit)	(37,686)	(49,612)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	419,971	30,523

The accompanying notes are an integral part of these financial statements.

12 | Page

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK) Statements of Operations
	Year ended March 31, 2020	Year ended March 31, 2019
ORDINARY INCOME/EXPENSE
Income
Sales	$717,450	$—
TOTAL INCOME	717,450	—
COGS	461,116	—
GROSS PROFIT	256,334	—

OPERATING EXPENSES
Application Development Expense	27,040	—
Depreciation Expense	39,102	4,802
General and Administrative Expenses	229,350	38,986
Professional Fees	29,370	33,021
Rent Expenses	1,065	1,416
TOTAL OPERATING EXPENSES	325,927	78,225

NET LOSS FROM OPERATIONS	(69,593)	(78,225)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(69,593)	$(78,225)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,017,495	4,637,288

See accompanying notes, which are an integral part of these financial statements

13 | Page

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK) Statement of Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Inception, November 6, 2017	—	$ —	$ —	$ —	$ —
Shares issued for cash at $0.001 per share	4,000,000	4,000	—	—	4,000
Net loss for the year ended March 31, 2018	—	—	—	(739)	(739)
Balance, March 31, 2018	4,000,000	$ 4,000	$ —	$ (739)	$ 3,261

Shares issued for cash at $0.025 per share	1,014,080	1,014	24,338	—	25,352
Net loss for the year ended March 31, 2019	—	—	—	(78,225)	(78,225)
Balance, March 31, 2019	5,014,080	$ 5,014	$ 24,338	$ (78,964)	$ (49,612)

Shares issued	50,000	50	(50)	—	—
Return of common stock	(4,000,000)	(4,000)	4,000	—	—
Net loss for the year ended March 31, 2020	—	—	—	(69,593)	(69,593)
Retained earnings of Subsidiary	—	—	—	81,519	81,519
Balance, March 31, 2020	1,064,080	$ 1,064	$ 28,288	$ (67,038)	$ (37,686)

The accompanying notes are an integral part of these financial statements.

14 | Page

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK) Statement of Cash Flows
	Year ended March 31, 2020	Year ended March 31, 2019
OPERATING ACTIVITIES
Net Income	$(69,593)	$(78,225)
Adjustments to reconcile Net Income
to net cash used in operations:
Accumulated depreciation	36,940	4,802
Accounts Payable	191,298	6,000
Accounts Receivables	(3,852)	—
Accrued Liabilities	9,771	—
Deferred expenses	(1,955)	—
VAT Receivables	(4,056)	—
Loan Receivable	(80,976)	—
Retainers from Customers	(19,091)	6,000
Prepaid expenses	72,285	(23,346)
Prepaid rent	61	659
Purchase of goods for resale	(114)	—
Retainer Asset	—	(55)
Net cash used in Operating Activities	130,718	(84,165)
INVESTING ACTIVITIES
App development cost	$(97,400)	$—
RSS Database	(149,000)	—
Business combination, net of cash acquired	28,799	—
Furniture and Equipment	1,315	(1,500)
Vehicles acquisition cost	(55,088)	—
Website Development	—	(8,361)
Net cash provided by Investing Activities	(271,374)	(9,861)
FINANCING ACTIVITIES
Capital Stock	$—	$1,014
Additional paid in capital	—	24,338
Loan from Related Parties	167,855	63,085
Net cash provided by Financing Activities	167,855	88,437
Net cash increase for period	$27,199	$(5,589)
Cash at beginning of period	$102	$5,691
Cash at end of period	$27,301	$102

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$320	$—

The accompanying notes are an integral part of these financial statements.

15 | Page

TREND INNOVATIONS HOLDING INC.

(Formerly FREECOOK)

NOTES TO THE FINANCIAL STATEMENTS

As of March 31, 2020

(Audited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Trend Innovations Holding Inc. is a holding company for innovative websites and mobile apps which are aimed to provide customization and convenience for its users. The Company is constantly working on completing relevant tasks in IT consulting and introducing artificial intelligence to regular users. We make our customers' businesses more visual, manageable and predictable, which ultimately leads to increased profitability.

Our principal office address is located at 44A Gedimino avenue, Vilnius, 01110, Lithuania.

Sale and Purchase of Ownership Interest Agreement

On June 28, 2019 Trend Innovations Holding Inc. (formerly FreeCook) a Nevada corporation (“Buyer”, “Company”), entered into a Sale and Purchase of Ownership Interest Agreement with ThyNews Tech LLC, a Wyoming corporation, (“Thynews Tech” or the “Seller”), wherein Trend Innovations Holding Inc. (formerly FreeCook) purchased 100% of the ownership of Thynews Tech.

Upon completion of the Agreement, Trend Innovations Holding Inc. (formerly FreeCook) agrees to deliver to Thynews Tech’s owners a cumulative total of one hundred thousand (100,000) restricted shares of Trend Innovations Holding Inc. treasury valued at One Dollar ($1.00) per share. The shares will be delivered to Thynews Tech within 60 days following the execution of the agreement. Additionally, Trend Innovations Holding Inc. shall provide to Thynews Tech’s owners, as consideration, a Promissory Note in the amount of One Hundred Thousand United States Dollars ($100,000 US).

Trend Innovations Holding Inc. acquires 100% of the ownership of duly and validly issued, fully paid and non-assessable ownership interest of ThyNews Tech LLC, including ThyNews Application.

Prior to the transaction, Trend Innovations Holding Inc. had 5,014,080 shares of common stock issued and outstanding. Upon the transaction, the additional 100,000 of Trend Innovations Holding Inc. common stock will be issued and outstanding. Upon the issuance of shares to Thynews, there will be 5,014,080 shares of common stock issued and outstanding.

On March 30, 2020 Trend Innovations Holding Inc (formerly FreeCook)., being represented by its President and Director, Natalija Tunevic, entered into Sale and Purchase of Ownership Interest Of 100% of Itnia Co. LLC, a Wyoming limited liability company which owns 100% of MB Lemalike Innovations, a Lithuanian IT consulting company with Mikhail Bukshpan. Upon completion of the Agreement, Trend Innovations Holding Inc. agrees to deliver to Itnia Co. LLC’s owners a cumulative total of one hundred fifty thousand (150,000) restricted shares of Trend Innovations Holding Inc.  treasury valued at One Dollar ($1.00) per share. The shares will be delivered to Mr. Bukshpan within the mutually agreed upon time frame following the execution of the agreement. Additionally, Trend Innovations Holding Inc. shall provide to Mr. Bukshpan, as consideration, a Promissory Note in the amount of One Hundred and Fifty Thousand United States Dollars ($150,000 US).

MB Lemalike Innovations

MB ‘Lemalike Innovations’, formerly known as MB ‘Repia’, was incorporated in Lithuania on October 9, 2017. The company was originally engaged in providing business and other consulting services for the companies intending to seek for new markets outside Lithuania. Recently the company has also been developing in the IT direction. In providing consultations, Lemalike Innovations helped enterprises in the Baltic countries looking for export opportunities. Lemalike Innovations is currently working to enter the area of implementing and consulting on the matter of Artificial Intelligence technologies.

On January 31, 2020, Mr. Mikhail Bukshpan became the director of the entity. On March 10, 2020, he decided to merge Lemalike Innovations into his limited liability company, Itnia Co. LLC. Upon that, on March 30, 2020, Itnia Co. LLC merged into Trend Innovations Holding Inc. and became a part of the holding.

The company’s registered office is located at Sv. Stepono g. 27D-2, LT-01315 Vilnius, Lithuania.

16 | Page

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had no revenues from November 6, 2017 (inception) through March 31, 2020.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $27,301 of cash as of March 31, 2020.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value.

The Company had $6,420 in prepaid website development and $1,620 in prepaid delivery services.

Trend Innovations Holding Inc. terminated the lease agreement dated January 26, 2018 on April 24, 2018. The purpose of it was to decrease the company's expenses of office maintenance. Under the new Lease Agreement dated April 24, 2018, the Company will pay to the Landlord $80 every month for the one-year rent term commencing on May 1, 2019, and ending April 30, 2020. The Company had $80 in prepaid rent as of March 31, 2020.

The Company’s subsidiary Itnia Co. LLC had $1,122 in prepaid goods for resale as of March 31, 2020.

17 | Page

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through March 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

18 | Page

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

Note 4 – FIXED ASSETS

As of March 31, 2020, our fixed assets comprised of $1,500 in equipment and $55,088 in vehicles. Depreciation expense of equipment was $5,555 as of March 31, 2020.

Note 5 – INTANGIBLE ASSETS

As of March 31, 2020, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of March 31, 2020.

As of March 31, 2020, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $24,350 as of March 31, 2020.

As of March 31, 2020, the total amount of Capitalized Application Development Costs was $73,050.

In December 2019 and March 2020 the Company purchased an RSS Database. As of March 31, 2020, the total amount of RSS Database was $149,000. Depreciation expense of RSS Database was $3,750 as of March 31, 2020.

19 | Page

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through March 31, 2020, our sole director has loaned to the Company $68,135. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of March 31, 2020. The advances are interest-free and due on demand.

The Company’s subsidiary Itnia Co. LLC received $11,327 as advances from related parties as of March 31, 2020. The advances are interest-free and due on demand.

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

On July 22, 2019, the Board of Directors resolved to perform a cancellation procedure of 3,950,000 restricted shares of the Company. As a result of the cancellation, the number of restricted shares of the Company shall be adjusted from 4,000,000 shares to 50,000 shares (fifty thousand shares).

There were 1,064,080 shares of common stock issued and outstanding as of March 31, 2020.

Note 8 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a rental agreement, starting on May 1, 2019.

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2020, the Company had net operating loss carry forwards of approximately $67,038 that may be available to reduce future years’ taxable income in varying amounts through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2020, was approximately $14,078. The net change in valuation allowance during the year ended March 31, 2020, was $(2,504). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2020.  All tax years since inception remain open for examination by taxing authorities.

20 | Page

The provision for Federal income tax consists of the following:

For the year ended March 31, 2020, the provision for Federal income tax consists of the following:

	March 31, 2020	March 31, 2019
Non-current deferred tax assets:
Net operating loss carry forward	$(67,038)	$(78,964)
Total deferred tax assets	(14,078)	(16,582)
Valuation allowance	$14,078	$16,582
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended March 31, 2020, as follows:

	March 31, 2020	March 31, 2019
Computed “expected” tax expense (benefit)	2,504	(16,427)
Change in valuation allowance	$(2,504)	$16,427
Actual tax expense (benefit)	-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to March 31, 2020, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

21 | Page

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T). Controls and Procedures

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

22 | Page

2.

We did not maintain appropriate cash controls – As of March 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.

We did not implement appropriate information technology controls – As at March 31, 2020, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Natalija Tunevic	62	President, Treasurer, Secretary and Director

Natalija Tunevic has acted as our President, Treasurer, Secretary and Director since we incorporated on November 6, 2017. Ms. Tunevic owns 4.7% of the outstanding shares of our common stock. Natalija Tunevic is versatile professional with a strong practical experience in Food and Beverage and Finance Industry. Through extensive research and practical experience, she has become a highly skilled analyst with expeditious problem-solving skills. Her main area of expertise is managing and developing innovative strategic ideas for Business Development.

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

23 | Page

Over the past six years the director solely served as a Senior Social Worker where she was involved in helping children with single parents or no parents, disabled people, elderly people and female-headed households with many children who have fallen into difficult situations in life. As of the date of this prospectus, the director has no other commitments nor jobs other than Trend Innovations Holding Inc. (formerly FreeCook). Ms. Tunevic spends all of her time developing the company and ensuring the right business directions towards its future success.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended March 31, 2020 and 2019:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Natalija Tunevic President, Secretary and Treasurer	March 31, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 31, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2020, concerning the number of shares of common stock beneficially owned by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Natalija Tunevic	50,000 Shares Restricted (direct)	4.7%

The percent of class is based on 1,064,080 shares of common stock issued and outstanding as of the date of this annual report.

24 | Page

Item 13. Certain Relationships and Related Transactions

There are no promoters of the company, and have been none, as defined in Item 404(c)(1)(i) of Regulation S-K, other than the Company’s director Natalija Tunevic.

During the year ended March 31, 2020, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of March 31, 2020, our director had loaned $105,310 ($68,135 as of March 31, 2019) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiaries received $135,917 as advances from related parties as of March 31, 2020. The advances are interest-free and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2020, we incurred approximately $20,150 in fees to our principal independent accountants for professional services rendered in connection with the audit of our March 31, 2019 financial statements and for the reviews of our financial statements for the quarters ended June 30, 2019, September 30, 2019 and December 31, 2019.

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

Dated: August 13, 2020	TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK)

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

25 | Page