Form 10-K/A
period 2020-03-31
TREND INNOVATIONS HOLDING INC.
filed 2020-08-14
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A

(Amendment No. 1)

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

Yes [ ]        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,281,600 common shares issued and outstanding as of August 10, 2020.

EXPLANATORY NOTE

TREND INNOVATIONS HOLDING INC. (formerly FREECOOK) (the “Company”) is filing this Amendment #1  (this “Amendment”) to its Annual Report on Form 10-K, filed on August 13, 2020 (the “Original Form 10-K”), solely to disclose that the Company had filed the Original Form 10-K after the deadline applicable to the Company for the filing of a Form 10-K .

Due to the outbreak of coronavirus disease 2019 (“COVID-19”), Trend Innovations Holding, Inc. (the “Company”) file its Annual Report on Form 10-K for the quarterly period ended March 31, 2020 (the “Annual Report”), originally due on June 29, 2020, relying on an order issued by the Securities and Exchange Commission (the “SEC”) on March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”), regarding exemptions granted to certain public companies.

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding COVID-19, which has spread throughout world. The Company’s business operations have been disrupted and the Company has been unable to timely prepare and review its unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2020. Due to the quarantine restrictions in the EU, the operations of the Company’s Lithuanian subsidiary have been suspended which resulted in longer than normal review of the financial statements. The Company’s auditing firm, DylanFloyd Accounting & Consulting, also experienced troubles in reviewing the financial results of the Company’s activities and requesting additional information in a timely manner.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

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

Dated: August 14, 2020	TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK)

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

25 | Page