Form 10-Q
period 2020-06-30
TREND INNOVATIONS HOLDING INC.
filed 2020-08-20
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	( )	Accelerated filer	( )
Non-accelerated filer	(X)	Smaller reporting company	(X)
(Do not check if a smaller reporting company)		Emerging growth company	(X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (  )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,281,600 common shares issued and outstanding as of August 19, 2020.

TREND INNOVATIONS HOLDING INC.

(Formerly FREECOOK)

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

2 | Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying interim financial statements of Trend Innovations Holding Inc. (formerly FreeCook) (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

3 | Page

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK) Consolidated Balance Sheets
	June 30, 2020 (Unaudited)	March 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	12,825	27,301
Prepaid Expenses	59,689	9,243
Loan Receivable	81,722	80,977
Accounts Receivables	93,640	29,574
Purchase of goods for resale	335	114
Retainer Asset	55	55
VAT receivables	—	1,099
Total Current Assets	248,266	148,363
Fixed Assets
Accumulated depreciation	(5,255)	(5,555)
Furniture and Equipment	1,500	1,500
Vehicles	32,268	55,088
Total Fixed Assets	28,513	51,033
Intangible Assets
Accumulated depreciation	(48,328)	(36,461)
App Development Cost	97,400	97,400
RSS Database	149,000	149,000
Website Development	8,361	8,361
Total Intangible Assets	206,433	218,300
Other Assets
Deferred expenses	1,854	1,955
Right-of-use asset – Lease	480	320
VAT report	5,777	—
Total Other Assets	8,111	2,275
TOTAL ASSETS	491,323	419,971
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Liabilities	2,082	13,547
Accounts Payable	63,015	50,817
Loan from Related Parties	227,931	241,227
Notes payable - Related Party	149,000	149,000
Retainers from Customers	35,424	2,746
Lease Liabilities - Short-term	480	320
Total Current Liabilities	477,932	457,657
Total Liabilities	477,932	457,657
Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 26,281,600 and 1,064,080 shares issued and outstanding respectively	26,282	1,064
Additional paid in capital	3,070	28,288
Accumulated deficit	(15,961)	(67,038)
Total Stockholder’s Equity (Deficit)	13,391	(37,686)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	491,323	419,971

See accompanying notes, which are an integral part of these financial statements

4 | Page

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK) Consolidated Statements of Operations Three months ended June 30, 2020 (Unaudited) and 2019
	Three months ended June 30, 2020	Three months ended June 30, 2019
ORDINARY INCOME/EXPENSE
Income
Sales	$299,213	$6,000
TOTAL INCOME	299,213	6,000
COGS	214,582	—
GROSS PROFIT	84,631	6,000

OPERATING EXPENSES
Depreciation Expense	14,459	75
General and Administrative Expenses	17,142	11,381
Professional Fees	1,716	9,003
Rent Expenses	237	237
TOTAL OPERATING EXPENSES	33,554	20,696

NET INCOME (LOSS) FROM OPERATIONS	51,077	(14,696)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$51,077	$(14,696)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,281,600	5,014,080

See accompanying notes, which are an integral part of these financial statements

5 | Page

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK) Consolidated Statement of Stockholders’ Equity As of June 30, 2020 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance, March 31, 2019	5,014,080	$ 5,014	$ 24,338	$ (78,964)	$ (49,612)
Net loss for the three-months period ended June 30, 2019	—	—	—	(14,696)	(14,696)
Balance, June 30, 2019	5,014,080	$ 5,014	$ 24,338	$ (93,660)	$ (64,308)

Balance, March 31, 2020	1,064,080	$ 1,064	$ 28,288	$ (67,038)	$ (37,686)
Shares issued	25,217,520	25,218	(25,218)	—	—
Net income (loss) for the three-months period ended June 30, 2020	—	—	—	51,077	51,077
Balance, June 30, 2020	26,281,600	$ 26,282	$ 3,070	$ (15,961)	$ 13,391

See accompanying notes, which are an integral part of these financial statements

6 | Page

Consolidated Statement of Cash Flows for the three months ended June 30, 2020 (Unaudited) and June 30, 2019
	Three months ended June 30, 2020	Three months ended June 30, 2019
OPERATING ACTIVITIES
Net Income (Loss)	$51,077	$(14,696)
Adjustments to reconcile Net Income
to net cash used in operations:
Accumulated depreciation	11,567	2,165
Accounts Payable	12,198	(81)
Accounts Receivables	(64,066)	—
Accrued Liabilities	(420)	—
Deferred expenses	101	—
VAT Receivables	1,053	—
VAT Report	(16,777)	—
Loan Receivable	23,952	—
Other receivables	(24,697)	—
Retainers from Customers	32,677	(6,000)
Prepaid expenses	(50,445)	12,667
Prepaid rent	(1)	62
Purchase of goods for resale	(220)	—
Net cash used in Operating Activities	(24,001)	(5,883)
INVESTING ACTIVITIES
Vehicles acquisition cost	$22,821	$—
Net cash provided by Investing Activities	22,821	—
FINANCING ACTIVITIES
Loan from Related Parties	$(13,296)	$6,020
Net cash provided by Financing Activities	(13,296)	6,020
Net cash increase for period	$(14,476)	$137
Cash at beginning of period	$27,301	$102
Cash at end of period	$12,825	$239

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$480	$—

See accompanying notes, which are an integral part of these financial statements

7 | Page

TREND INNOVATIONS HOLDING INC.

(Formerly FREECOOK)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020

(Unaudited)

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

On March 30, 2020 Trend Innovations Holding Inc. (formerly FreeCook)., being represented by its President and Director, Natalija Tunevic, entered into Sale and Purchase of Ownership Interest Of 100% of Itnia Co. LLC, a Wyoming limited liability company which owns 100% of MB Lemalike Innovations, a Lithuanian IT consulting company with Mikhail Bukshpan. Upon completion of the Agreement, Trend Innovations Holding Inc. agrees to deliver to Itnia Co. LLC’s owners a cumulative total of one hundred fifty thousand (150,000) restricted shares of Trend Innovations Holding Inc.  treasury valued at One Dollar ($1.00) per share. The shares will be delivered to Mr. Bukshpan within the mutually agreed upon time frame following the execution of the agreement. Additionally, Trend Innovations Holding Inc. shall provide to Mr. Bukshpan, as consideration, a Promissory Note in the amount of One Hundred and Fifty Thousand United States Dollars ($150,000 US).

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

8 | Page

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has generated losses from November 6, 2017 (inception) through June 30, 2020. The Company currently has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by Trend Innovations Holding Inc. in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2020 and for the related periods presented.

The results for the three months ended June 30, 2020, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $12,825 of cash as of June 30, 2020.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value.

FreeCook terminated the lease agreement dated January 26, 2018 on April 24, 2018. The purpose of it was to decrease the company's expenses of office maintenance. Under the new Lease Agreement dated April 24, 2018, the Company will pay to the Landlord $80 every month for the rent term commencing on May 1, 2019, and ending December 31, 2020. The Company had $82 in prepaid rent as of June 30, 2020.

9 | Page

The Company’s subsidiary Itnia Co. LLC had $59,607 in prepaid goods for resale as of June 30, 2020.

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

10 | Page

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through June 30, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from November 6, 2017 (inception) through June 30, 2020, were no differences between our comprehensive loss and net loss.

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

Note 4 – FIXED ASSETS

As of June 30, 2020, our fixed assets comprised of $1,500 in equipment and $32,268 in vehicles. Depreciation expense of equipment was $5,255 as of June 30, 2020.

Note 5 – INTANGIBLE ASSETS

As of June 30, 2020, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of June 30, 2020.

As of June 30, 2020, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $32,467 as of June 30, 2020.

As of June 30, 2020, the total amount of Capitalized Application Development Costs was $64,933.

In December 2019 and March 2020 the Company purchased an RSS Database. As of June 30, 2020, the total amount of RSS Database was $149,000. Depreciation expense of RSS Database was $7,500 as of June 30, 2020.

11 | Page

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through June 30, 2020, our sole director has loaned to the Company $108,313. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of June 30, 2020. The advances are interest-free and due on demand.

As of June 30, 2020, the loan receivable from related parties of the Company’s subsidiary Itnia Co. LLC was $(4,972). The advances are interest-free and due on demand.

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

On July 22, 2019, the Company’s Board of Directors, along with the vote of the majority shareholder of the Company resolved to effect a forward split of the outstanding common stock, $0.001 par value, on a one (1) for twenty (20) basis (“Forward Stock Split”); the number of outstanding Common Stock will increase from 1,164,080 to 23,281,600 (Post Split Shares) of which 3,000,000 will be restricted/control shares.

There were 23,281,600 shares of common stock issued and outstanding as of June 30, 2020.

Note 8 – COMMITMENTS AND CONTINGENCIES

The Company has entered into rental agreement from May 1, 2018, to August 31, 2019, and prolonged for 8 months from September 1, 2019 to April 30, 2020. The rental agreement was prolonged from May 1, 2020 to December 31, 2020.

As of June 30, 2020, the future minimum lease payments under this operating lease were:

July 1, 2020 - December 31, 2020	$480.00

Term of lease	Price per month	Q-ty months	Total amount of commitments

May 1, 2020 – December 31, 2020	$80	8	$640

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to June 30, 2020, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

As of June 30, 2020, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

Results of operations

Results of Operations for the three months ended June 30, 2020 and 2019:

Revenue

For the three months ended June 30, 2020 and 2019 the Company generated total revenue of $299,213 and $6,000, respectively.

Operating expenses

Total operating expenses for the three months ended June 30, 2020 and 2019 were $33,554 and $20,696. The operating expenses for the three months ended June 30, 2020 included $14,459 in depreciation expenses; $17,142 in general and administrative expenses; $1,716 in professional fees; $237 in rent expense. The operating expenses for the three months ended June 30, 2019 included $75 in depreciation expenses; $11,381 in general and administrative expenses; $9,003 in professional fees; $237 in rent expense.

13 | Page

Net Loss/Income

The net income (loss) for the three months ended June 30, 2020 and 2019 was $51,077 and $(14,696) accordingly.

Three Months Period Ended June 30, 2020

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, the Company had $12,825 of cash and our liabilities were $477,932, comprised of an amount owed to the directors of the Company and its subsidiary; accounts payable, retainers from customers.

As of June 30, 2020, our total assets were $491,323. Total assets were comprised of $248,266 in current assets, $28,513 in fixed assets, $206,433 in intangible assets and $8,111 in other asset.

As of June 30, 2020, our current liabilities were $477,932 and Stockholders’ equity was $13,391.

CASH FLOWS FROM OPERATING ACTIVITIES

As of June 30, 2020, net cash flows provided in operating activities was $(24,001).

CASH FLOWS FROM INVESTING ACTIVITIES

As of June 30, 2020, we have used $22,821 of cash flows by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

As of June 30, 2020, we have generated $(13,296) of cash flows by financing activities.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon achieving a profitable level of operations and public offering. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

TREND INFORMATION

The outbreak of a coronavirus disease of 2019 (known as COVID-19) has affected the Company’s day-to-day operations and continues to do so.  Having said that, it is difficult to estimate the limits of the impact that the pandemic will incur on our financial condition, liquidity, and results of future operations. The management of the Company is closely monitoring how the situation in the world influences our financial condition, liquidity, operations and industry in general. Provided the daily development of the COVID-19 and the way the global community responses to its spread, we are currently not able to reasonably estimate the effects of the COVID-19 on our results of operations, financial condition, or liquidity for the foreseeable future. However, at this stage we can indicate that our accounts receivable increased by more than 200% comparing to the previous quarter and we are expecting our customers to decrease it by returning their debts.

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

14 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three-month period ended June 30, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the three-month period ended June 30, 2020.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

15 | Page

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2020	TREND INNOVATIONS HOLDING INC.

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

16 | Page