Form 10-Q
period 2020-09-30
TREND INNOVATIONS HOLDING INC.
filed 2020-11-13
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Yes (  )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,281,600 common shares issued and outstanding as of November 10, 2020.

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

3 | Page

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK) Consolidated Balance Sheets
	September 30, 2020 (Unaudited)	March 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	16,667	27,301
Prepaid Expenses	139,753	9,243
Loan Receivable	117,868	80,977
Accounts Receivable	141,210	29,574
Purchase of goods for resale	495	114
Retainer Asset	55	55
Prepaid Taxes	39,507	1,099
Total Current Assets	455,555	148,363
Fixed Assets
Accumulated depreciation	(7,645)	(5,555)
Furniture and Equipment	1,500	1,500
Vehicles	33,699	55,088
Total Fixed Assets	27,554	51,033
Intangible Assets
Accumulated depreciation	(60,194)	(36,461)
App Development Cost	97,400	97,400
RSS Database	149,000	149,000
Website Development	8,361	8,361
Total Intangible Assets	194,567	218,300
Other Assets
Deferred expenses	1,936	1,955
Right-of-use asset – Lease	240	320
Total Other Assets	2,176	2,275
TOTAL ASSETS	679,852	419,971
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Liabilities	19,771	13,547
Accounts Payable	77,565	50,817
Loan from Related Parties	244,969	241,227
Loans payable	91,564	—
Notes payable - Related Party	149,000	149,000
Retainers from Customers	23,516	2,746
Lease Liabilities - Short-term	240	320
Total Current Liabilities	606,625	457,657
Total Liabilities	606,625	457,657
Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 26,281,600 and 1,064,080 shares issued and outstanding respectively	26,282	1,064
Additional paid in capital	4,242	28,288
Accumulated other comprehensive income	10,598	—
Accumulated deficit	32,105	(67,038)
Total Stockholder’s Equity (Deficit)	73,227	(37,686)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	679,852	419,971

See accompanying notes, which are an integral part of these financial statements

4 | Page

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK) Consolidated Statements of Operations Three and six months ended September 30, 2020 (Unaudited) and 2019
	Three months ended September 30, 2020	Three months ended September 30, 2019	Six months ended September 30, 2020	Six months ended September 30, 2019
ORDINARY INCOME/EXPENSE
Income
Sales	$354,603	$—	$653,816	$6,000
TOTAL INCOME	354,603	—	653,816	6,000
COGS	267,211	—	481,793	—
GROSS PROFIT	87,392	—	172,023	6,000

OPERATING EXPENSES
Depreciation Expense	14,048	9,835	28,507	12,000
General and Administrative Expenses	10,514	3,229	31,046	39,574
Professional Fees	12,206	17,560	13,922	26,713
Rent Expenses	250	369	487	592
TOTAL OPERATING EXPENSES	37,018	30,993	73,961	78,879

OTHER (EXPENSES) INCOME	88	—	1,081	—

NET INCOME (LOSS) FROM OPERATIONS	$50,462	$(30,993)	$99,143	$(72,879)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$50,462	$(30,993)	$99,143	$(72,879)

Other comprehensive income (loss):
Foreign currency translation adjustment	$8,202	$—	$10,598	$—

COMPREHENSIVE INCOME (LOSS)	$58,664	$(30,993)	$109,741	$(72,879)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,281,600	5,014,080	26,281,600	5,014,080

See accompanying notes, which are an integral part of these financial statements

5 | Page

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK) Consolidated Statement of Stockholders’ Equity As of September 30, 2020 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance, March 31, 2019	5,014,080	$ 5,014	$ 24,338	$ —	$ (78,964)	$ (49,612)
Net loss for the three-months period ended June 30, 2019	—	—	—	—	(14,696)	(14,696)
Balance, June 30, 2019	5,014,080	$ 5,014	$ 24,338	$ —	$ (93,660)	$ (64,308)
Net loss for the three-months period ended September 30, 2019	—	—	—	—	(30,993)	(30,993)
Balance, September 30, 2019	5,014,080	$ 5,014	$ 24,338	$ —	$ (151,843)	$ (122,491)

Balance, March 31, 2020	1,064,080	$ 1,064	$ 28,288	$ —	$ (67,038)	$ (37,686)
Shares issued	25,217,520	25,218	(25,218)	—	—	—
Foreign currency translation adjustment	—	—	—	2,396	—	2,396
Net income (loss) for the three-months period ended June 30, 2020	—	—	—	—	48,681	48,681
Balance, June 30, 2020	26,281,600	$ 26,282	$ 3,070	$ 2,396	$ (18,357)	$ 13,391
Capital contribution	—	—	1,172		—	1,172
Foreign currency translation adjustment	—	—	—	8,202	—	8,202
Net income (loss) for the three-months period ended September 30, 2020	—	—	—	—	50,462	50,462
Balance, September 30, 2020	26,281,600	$ 26,282	$ 4,242	$ 10,598	$ 32,105	$ 73,227

See accompanying notes, which are an integral part of these financial statements

6 | Page

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK) Consolidated Statement of Cash Flows Six months ended September 30, 2020 (Unaudited) and 2019

	Six months ended September 30, 2020	Six months ended September 30, 2019
OPERATING ACTIVITIES
Net Income (Loss)	$99,143	$(72,879)
Foreign currency translation adjustment	10,598	—
Adjustments to reconcile Net Income
to net cash used in operations:
Accumulated depreciation	25,823	12,002
Accounts Payable	26,748	20,319
Accounts Receivables	(111,636)	—
Accrued Liabilities	6,225	—
Deferred expenses	19	—
Prepaid taxes	(38,408)	—
Loan Receivable	(36,891)	—
Retainers from Customers	20,769	(6,000)
Prepaid expenses	(130,510)	17,205
Prepaid rent	—	142
Purchase of goods for resale	(381)	—
Net cash used in Operating Activities	(128,501)	(29,211)
INVESTING ACTIVITIES
App development cost	$—	$(97,400)
Vehicles acquisition cost	21,389	—
Net cash provided by Investing Activities	21,389	(97,400)
FINANCING ACTIVITIES
Additional paid in capital	$1,172	$—
Loans payable	91,564	—
Loan from Related Parties	3,742	127,210
Net cash provided by Financing Activities	96,478	127,210
Net cash increase (decrease) for period	$(10,634)	$599
Cash at beginning of period	$27,301	$102
Cash at end of period	$16,667	$701

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$480	$—

See accompanying notes, which are an integral part of these financial statements

7 | Page

TREND INNOVATIONS HOLDING INC.

(Formerly FREECOOK)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

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

8 | Page

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has generated revenue however the revenue is not enough to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by Trend Innovations Holding Inc. in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2020 and for the related periods presented.

The results for the six months ended September 30, 2020, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $16,667 of cash as of September 30, 2020.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value.

FreeCook terminated the lease agreement dated January 26, 2018 on April 24, 2018. The purpose of it was to decrease the company's expenses of office maintenance. Under the new Lease Agreement dated April 24, 2018, the Company will pay to the Landlord $80 every month for the rent term commencing on May 1, 2019, and ending December 31, 2020. The Company had $85 in prepaid rent as of September 30, 2020. The Company’s subsidiary Itnia Co. LLC had $139,668 in prepaid goods for resale as of September 30, 2020.

9 | Page

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

Foreign Currency Translation

The Company considers the U.S. dollar to be its functional currency as it is the currency of the primary economic environment in which the Company operates. All assets, liabilities, revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. All exchange gains and losses are included in operations.

For the six months ended September 30, 2020, foreign currency transaction gain was $10,598.

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

10 | Page

The Company derives its revenue from direct sales to individuals and business companies. Generally, the Company recognizes revenue when services are sold and accepted by the customers and there are no continuing obligations to the customer.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through September 30, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from November 6, 2017 (inception) through September 30, 2020, were no differences between our comprehensive loss and net loss.

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

Note 4 – FIXED ASSETS

As of September 30, 2020, our fixed assets comprised of $1,500 in equipment and $33,699 in vehicles. Depreciation expense of equipment was $7,645 as of September 30, 2020.

Note 5 – INTANGIBLE ASSETS

As of September 30, 2020, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of September 30, 2020.

As of September 30, 2020, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $40,583 as of September 30, 2020.

As of September 30, 2020, the total amount of Capitalized Application Development Costs was $56,817.

In December 2019 and March 2020 the Company purchased an RSS Database. As of September 30, 2020, the total amount of RSS Database was $149,000. Depreciation expense of RSS Database was $11,250 as of September 30, 2020.

11 | Page

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through September 30, 2020, our sole director has loaned to the Company $125,866. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of September 30, 2020. The advances are interest-free and due on demand.

As of September 30, 2020, the loan receivable from related parties of the Company’s subsidiary Itnia Co. LLC was $(5,487). The advances are interest-free and due on demand.

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

There were 23,281,600 shares of common stock issued and outstanding as of September 30, 2020.

Note 8 – COMMITMENTS AND CONTINGENCIES

The Company has entered into rental agreement from May 1, 2018, to August 31, 2019, and prolonged for 8 months from September 1, 2019 to April 30, 2020. The rental agreement was prolonged from May 1, 2020 to December 31, 2020.

As of September 30, 2020, the future minimum lease payments under this operating lease were:

October 1, 2020 - December 31, 2020	240.00

Term of lease	Price per month	Q-ty months	Total amount of commitments

May 1, 2020 – December 31, 2020	$80	8	$640

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to September 30, 2020, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

As of September 30, 2020, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

The Company continuously works on development of the mobile application and plans to use artificial intelligence programing to increase customization and improve user experience.

In the spring of 2020, the Company acquired Itnia Co. LLC, a Wyoming limited liability company, an owner of MB Lemalike Innovations that provides services in the field of IT consulting using artificial intelligence technologies. The services are aimed at optimizing and developing companies’ information systems, taking into account internal business processes.

Results of operations

Results of Operations for the three and six months ended September 30, 2020 and 2019:

Revenue

For the three months ended September 30, 2020 and 2019 the Company generated total revenue of $354,603 and $0, respectively.

For the six months ended September 30, 2020 and 2019 the Company generated total revenue of $653,816 and $6,000 from selling services.

13 | Page

Operating expenses

Total operating expenses for the three months ended September 30, 2020 and 2019 were $37,018 and $73,961. The operating expenses for the three months ended September 30, 2020 included $14,048 in depreciation expenses; $10,514 in general and administrative expenses; $12,206 in professional fees; $250 in rent expense. The operating expenses for the three months ended September 30, 2019 included $9,835 in depreciation expenses; $3,229 in general and administrative expenses; $17,560 in professional fees; $369 in rent expense.

Total operating expenses for the six months ended September 30, 2020 and 2019 were $73,961 and $78,879. The operating expenses for the six months ended September 30, 2020 included $28,507 in depreciation expenses; $31,046 in general and administrative expenses; $13,922 in professional fees; $487 in rent expense. The operating expenses for the six months ended September 30, 2019 included $12,000 in depreciation expenses; $39,574 in general and administrative expenses; $26,713 in professional fees; $592 in rent expense.

Net Loss/Income

The net income (loss) for the three months ended September 30, 2020 and 2019 was $50,462 and $(30,993) accordingly.

The net income (loss) for the six months ended September 30, 2020 and 2019 was $99,143 and $(72,879) accordingly.

Six Months Period Ended September 30, 2020

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, the Company had $16,667 of cash and our liabilities were $606,625, comprised of an amount owed to the directors of the Company and its subsidiary; accounts payable, retainers from customers.

As of September 30, 2020, our total assets were $679,852. Total assets were comprised of $455,555 in current assets, $27,554 in fixed assets, $194,567 in intangible assets and $2,176 in other asset.

As of September 30, 2020, our current liabilities were $606,625 and Stockholders’ equity was $73,227.

CASH FLOWS FROM OPERATING ACTIVITIES

As of September 30, 2020, the Company used $(128,501) of cash flows in operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

As of September 30, 2020, the Company generated $21,389 of cash flows in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

As of September 30, 2020, the Company generated $96,478 of cash flows in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

No unregistered shares were sold during the six-month period ended September 30, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the six-month period ended September 30, 2020.

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

Dated: November 13, 2020	TREND INNOVATIONS HOLDING INC.

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

16 | Page