Form 10-Q
period 2020-12-31
TREND INNOVATIONS HOLDING INC.
filed 2021-02-18
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

Yes (  )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,281,600 common shares issued and outstanding as of February 15, 2021.

TREND INNOVATIONS HOLDING INC.

(Formerly FREECOOK)

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

3 | Page

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK) Consolidated Balance Sheets
	December 31, 2020 (Unaudited)	March 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	29,514	27,301
Prepaid Expenses	54,881	9,243
Loan Receivable	162,880	80,977
Accounts Receivable	6,365	29,574
Purchase of goods for resale	123,045	114
Cost of work performed	7,184	—
Retainer Asset	—	55
Prepaid Taxes	452	1,099
Total Current Assets	384,321	148,363
Fixed Assets
Accumulated depreciation	(10,156)	(5,555)
Furniture and Equipment	1,500	1,500
Vehicles	34,915	55,088
Total Fixed Assets	26,259	51,033
Intangible Assets
Accumulated depreciation	(72,061)	(36,461)
App Development Cost	97,400	97,400
RSS Database	149,000	149,000
Website Development	8,361	8,361
Total Intangible Assets	182,700	218,300
Other Assets
Deferred expenses	2,006	1,955
Net VAT Payable	38,946	—
Right-of-use asset – Lease	—	320
Total Other Assets	40,952	2,275
TOTAL ASSETS	634,232	419,971
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Liabilities	1,143	13,547
Accrued Payroll	23,808	—
Accounts Payable	444,502	50,817
Loan from Related Parties	261,161	241,227
Loans payable	29,141	—
Notes payable - Related Party	149,000	149,000
Retainers from Customers	59,601	2,746
Lease Liabilities - Short-term	—	320
Total Current Liabilities	968,356	457,657
Total Liabilities	968,356	457,657
Stockholder’s Equity (Deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 and 0 common shares issued and outstanding respectively	3,950	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 26,281,600 and 1,064,080 common shares issued and outstanding respectively	26,282	1,064
Additional paid in capital	335	28,288
Accumulated other comprehensive income	20,367	—
Accumulated deficit	(385,058)	(67,038)
Total Stockholder’s Equity (Deficit)	(334,124)	(37,686)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	634,232	419,971

See accompanying notes, which are an integral part of these financial statements

4 | Page

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK) Consolidated Statements of Operations Three and nine months ended December 31, 2020 (Unaudited) and 2019
	Three months ended December 31, 2020	Three months ended December 31, 2019	Nine months ended December 31, 2020	Nine months ended December 31, 2019
ORDINARY INCOME/EXPENSE
Income
Sales	$154,782	$—	$808,598	$6,000
TOTAL INCOME	154,782	—	808,598	6,000
COGS	500,976	—	982,768	—
GROSS PROFIT	(346,194)	—	(174,171)	6,000

OPERATING EXPENSES
Depreciation Expense	14,124	8,192	42,631	20,192
General and Administrative Expenses	47,661	121	78,706	39,695
Professional Fees	8,867	1,615	22,788	28,329
Rent Expenses	308	237	795	828
TOTAL OPERATING EXPENSES	70,960	10,165	144,920	89,044

OTHER (EXPENSES) INCOME	(9)	—	1,071	—

NET INCOME (LOSS) FROM OPERATIONS	$(417,163)	$(10,165)	$(318,020)	$(83,044)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(417,163)	$(10,165)	$(318,020)	$(83,044)

Other comprehensive income (loss):
Foreign currency translation adjustment	$9,769	$—	$20,367	$—

COMPREHENSIVE INCOME (LOSS)	$(407,394)	$(10,165)	$(297,653)	$(83,044)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,281,600	5,014,080	26,281,600	5,014,080

See accompanying notes, which are an integral part of these financial statements

5 | Page

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK) Consolidated Statement of Stockholders’ Equity As of December 31, 2020 (Unaudited)
	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, March 31, 2019	5,014,080	$ 5,014	—	$ —	$ 24,338	$ —	$ (78,964)	$ (49,612)
Net loss for the three-months period	—	—	—	—	—	—	(14,696)	(14,696)
Balance, June 30, 2019	5,014,080	$ 5,014	—	$ —	$ 24,338	$ —	$ (93,660)	$ (64,308)
Net loss for the three-months period	—	—	—	$ —	—	—	(30,993)	(30,993)
Balance, September 30, 2019	5,014,080	$ 5,014	—	$ —	$ 24,338	$ —	$ (151,843)	$ (122,491)
Net loss for the three-months period	—	—	—	—	—	—	(10,165)	(10,165)
Balance, December 31, 2019	5,014,080	$ 5,014	—	$ —	$ 24,338	$ —	$ (162,008)	$ (132,656)

Balance, March 31, 2020	1,064,080	$ 1,064	—	$ —	$ 28,288	$ —	$ (67,038)	$ (37,686)
Common Shares issued	25,217,520	25,218	—	—	(25,218)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	2,396	—	2,396
Net income (loss) for the three-months period	—	—	—	—	—	—	48,681	48,681
Balance, June 30, 2020	26,281,600	$ 26,282	—	$ —	$ 3,070	$ 2,396	$ (18,357)	$ 13,391
Capital contribution	—	—	—	—	1,172		—	1,172
Foreign currency translation adjustment	—	—	—	—	—	8,202	—	8,202
Net income (loss) for the three-months period	—	—	—	—	—	—	50,462	50,462
Balance, September 30, 2020	26,281,600	$ 26,282	—	$ —	$ 4,242	$ 10,598	$ 32,105	$ 73,227
Preferred Shares issued	—	—	5,000,000	3,950	(3,950)	—	—	—
Foreign currency translation adjustment	—	—	—	—	43	9,769	—	9,812
Net income (loss) for the three-months period	—	—	—	—	—	—	(417,163)	(417,163)
Balance, December 31, 2020	26,281,600	$ 26,282	5,000,000	$3,950	$ 335	$ 20,367	$ (385,058)	$ (334,124)

See accompanying notes, which are an integral part of these financial statements

6 | Page

TREND INNOVATIONS HOLDING INC. (Formerly FREECOOK) Consolidated Statement of Cash Flows Nine months ended December 31, 2020 (Unaudited) and 2019
	Nine months ended December 31, 2020	Nine months ended December 31, 2019
OPERATING ACTIVITIES
Net Income (Loss)	$(318,020)	$(83,044)
Foreign currency translation adjustment	20,367	—
Adjustments to reconcile Net Income
to net cash used in operations:
Accumulated depreciation	40,201	20,192
Accounts Payable	393,685	72,719
Accounts Receivables	23,209	—
Accrued Liabilities	513	—
Accrued Payroll	23,485	—
Deferred expenses	(51)	—
Cost of work performed	(7,184)	—
Prepaid taxes	(452)	—
Loan Receivable	80,977	—
Net VAT Payable	(48,848)	—
Retainer Asset	55	—
Retainers from Customers	56,855	(6,000)
Prepaid expenses	(210,191)	17,206
Prepaid rent	80	63
Purchase of goods for resale	(122,931)	—
Net cash used in Operating Activities	(68,250)	21,136
INVESTING ACTIVITIES
App development cost	$—	$(97,400)
Vehicles acquisition cost	20,173	—
RSS Database	—	(75,000)
Net cash provided by Investing Activities	20,173	(172,400)
FINANCING ACTIVITIES
Additional paid in capital	$1,215	$—
Loans payable	29,141	—
Loan from Related Parties	19,934	151,660
Net cash provided by Financing Activities	50,290	151,660
Net cash increase (decrease) for period	$2,213	$396
Cash at beginning of period	$27,301	$102
Cash at end of period	$29,514	$498

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$(320)	$320

See accompanying notes, which are an integral part of these financial statements

7 | Page

TREND INNOVATIONS HOLDING INC.

(Formerly FREECOOK)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020

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

Our registered address is located at 44A Gedimino avenue, Vilnius, 01110, Lithuania.

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

The company’s registered address is located at Sv. Stepono g. 27D-2, LT-01315 Vilnius, Lithuania.

8 | Page

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of December 31, 2020. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by Trend Innovations Holding Inc. in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2020 and for the related periods presented.

The results for the nine months ended December 31, 2020, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $29,514 of cash as of December 31, 2020.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value.

FreeCook terminated the lease agreement dated January 26, 2018 on April 24, 2018. The purpose of it was to decrease the company's expenses of office maintenance. Under this Lease Agreement dated April 24, 2018, the Company was to pay to the Landlord $80 every month for the rent term commencing on May 1, 2019 and ending December 31, 2020. The rental agreement was terminated on December 31, 2020.

The Company’s subsidiary Itnia Co. LLC had $54,881 in goods for resale as of December 31, 2020.

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

For the nine months ended December 31, 2020, foreign currency transaction gain was $20,367.

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

10 | Page

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through December 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the nine months period ended December 31, 2020, our net loss was $318,020 and comprehensive loss was $297,653.

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

Note 4 – FIXED ASSETS

As of December 31, 2020, our fixed assets comprised of $1,500 in equipment and $34,915 in vehicles. Depreciation expense of equipment was $10,156 as of December 31, 2020.

Note 5 – INTANGIBLE ASSETS

As of December 31, 2020, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of December 31, 2020.

As of December 31, 2020, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $48,700 as of December 31, 2020.

As of December 31, 2020, the total amount of Capitalized Application Development Costs was $48,700.

In December 2019 and March 2020 the Company purchased an RSS Database. As of December 31, 2020, the total amount of RSS Database was $149,000. Depreciation expense of RSS Database was $15,000 as of December 31, 2020.

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through December 31, 2020, our sole director has loaned to the Company $134,754. This loan is unsecured, non-interest bearing and due on demand.

11 | Page

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of December 31, 2020. The advances are interest-free and due on demand.

As of December 31, 2020, the loan receivable from related parties of the Company’s subsidiary Itnia Co. LLC was $1,817. The advances are interest-free and due on demand.

Note 7 – SHAREHOLDERS’ EQUITY/DEFICIT

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

The Board of Directors, along with the majority shareholder of the Company, resolved on July 22, 2019 to increase the number of authorized shares from 75,000,000 to 255,000,000 shares, 5,000,000 of which were designated as Preferred Shares.

Preferred Stock

The Company has 5,000,000, $0.001 par value shares of preferred stock authorized as of December 31, 2020.

There were 5,000,000 shares of preferred stock issued and outstanding as of December 31, 2020.

Common Stock

The Company has 250,000,000, $0.001 par value shares of common stock as of December 31, 2020.

There were 23,281,600 shares of common stock issued and outstanding as of December 31, 2020.

Warrants

No warrants were issued or outstanding as of December 31, 2020.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

Note 8 – COMMITMENTS AND CONTINGENCIES

The Company has entered into rental agreement from May 1, 2018, to August 31, 2019, and prolonged for 8 months from September 1, 2019 to April 30, 2020. The rental agreement was prolonged from May 1, 2020 to December 31, 2020. The rental agreement was terminated on December 31, 2020.

12 | Page

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2020, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

On January 11, 2021, Natalija Tunevic, assigned her $60,000 loan to Mr. Oleg Sapojnicov. A conversion clause was added to the Note. Conversion may take place after a lockup period of 60 days following the issue of the note. The conversion price shall be at market share price on the day of conversion subject to a 40% discount.

13 | Page

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

Our registered address is 44A Gedimino avenue, Vilnius, 01110, Lithuania. The phone number of the Company is +370.5251.2561 available Monday to Friday from 10:00am to 5:00pm EET (Lithuanian time). The direct phone line of Natalija Tunevic is +15404950016. Our plan of operation is forward-looking, however, there is no assurance that we will ever reach profitable operations.

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

As of December 31, 2020, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

On October 19, 2020, Natalija Tunevic, being the sole member of the Board of Directors, decided to appoint Mr. Mikhail Bukshpan to positions of a Director and Chief Operations Officer of Trend Innovations Holding Inc. Ms. Natalija Tunevic also decided to resign from the position of the Treasurer of the Company and appoint Mr. Bukshpan the Treasurer of Trend Innovations Holding Inc.

Results of operations

Results of Operations for the three and nine months ended December 31, 2020 and 2019:

Revenue

For the three months ended December 31, 2020 and 2019 the Company generated total revenue of $154,782 and $0, respectively.

For the nine months ended December 31, 2020 and 2019 the Company generated total revenue of $808,598 and $6,000, respectively.

14 | Page

Operating expenses

Total operating expenses for the three months ended December 31, 2020 and 2019 were $70,960 and $10,165. The operating expenses for the three months ended December 31, 2020 included $14,124 in depreciation expenses; $47,661 in general and administrative expenses; $8,867 in professional fees; $308 in rent expense. The operating expenses for the three months ended December 31, 2019 included $8,192 in depreciation expenses; $121 in general and administrative expenses; $1,615 in professional fees; $237 in rent expense.

Total operating expenses for the nine months ended December 31, 2020 and 2019 were $144,920 and $89,044. The operating expenses for the nine months ended December 31, 2020 included $42,631 in depreciation expenses; $78,706 in general and administrative expenses; $22,788 in professional fees; $795 in rent expense. The operating expenses for the nine months ended December 31, 2019 included $20,192 in depreciation expenses; $39,695 in general and administrative expenses; $28,329 in professional fees; $828 in rent expense.

Net Loss/Income

The net loss for the three months ended December 31, 2020 and 2019 was $417,163 and $10,165 accordingly.

The net loss for the nine months ended December 31, 2020 and 2019 was $318,020 and $83,044 accordingly.

Nine Months Period Ended December 31, 2020

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, the Company had $29,514 of cash and our liabilities were $968,356, comprised of an amount owed to the directors of the Company and its subsidiary; accounts payable; loans payable; notes payable and retainers from customers.

As of December 31, 2020, our total assets were $634,232. Total assets were comprised of $384,321 in current assets, $26,259 in fixed assets, $182,700 in intangible assets and $40,952 in other asset.

As of December 31, 2020, our current liabilities were $968,356 and Stockholders’ equity was $(334,124).

CASH FLOWS FROM OPERATING ACTIVITIES

As of December 31, 2020, the Company used $(68,250) of cash flows in operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

As of December 31, 2020, the Company generated $20,173 of cash flows in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

As of December 31, 2020, the Company generated $50,290 of cash flows in financing activities.

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

15 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

No unregistered shares were sold during the nine-month period ended December 31, 2020.

16 | Page

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the nine-month period ended December 31, 2020.

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

Dated: February 18, 2021	TREND INNOVATIONS HOLDING INC.

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

17 | Page