Form 10-K
period 2021-03-31
TREND INNOVATIONS HOLDING INC.
filed 2021-07-13
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2021

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-225433

TREND INNOVATIONS HOLDING INC.
(Exact name of small business issuer as specified in its charter)

NV	7370	38-4053064
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

44A Gedimino avenue, Vilnius, 01110, Lithuania

(Address of principal executive offices and Zip Code)

(540) 495-0016

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

Yes [ ]        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,281,600 common shares issued and outstanding as of July 8, 2021.

2 | Page

3 | Page

PART I

Item 1. Description of Business

Trend Innovations Holding Inc. (formerly FreeCook) is a holding company for innovative websites and mobile apps which are aimed to provide customization and convenience for its users. The company’s office is located at 44A Gedimino avenue, Vilnius, 01110, Lithuania. The phone number is +37052512561 available Monday to Friday from 10:00am to 5:00pm EET (Lithuanian time). The direct phone line of Natalija Tunevic is +15404950016.

In summer 2018, Trend Innovations Holding Inc. (formerly FreeCook) started operations with development of a trading platform for users who cook at home and want to sell their food on the Internet and home-cooked food lovers.

On June 28, 2019, Trend Innovations Holding Inc. acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to March 31, 2021 the Company acquired additional 50,000 processed sources. As of March 31, 2021, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

On July 22, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State which changed the Company’s name from FreeCook to Trend Innovations Holding Inc.

On March 30, 2020, the Company acquired Itnia Co. LLC, a Wyoming limited liability company, an owner of MB Lemalike Innovations. The company provides services in the field of IT consulting using artificial intelligence technologies. Itnia Co. LLC, on behalf of Lemalike Innovations, provides IT consulting services including: i) Project Management and Software Administration; ii) Financial and Asset Management for IT; iii) Service Management for IT; iv) Event Management for IT.

On October 19, 2020, Natalija Tunevic, being the sole member of the Board of Directors, appointed Mr. Mikhail Bukshpan to positions of a Director and Chief Operations Officer of Trend Innovations Holding Inc. Ms. Natalija Tunevic also resigned from the position of the Treasurer of the Company and appoint Mr. Bukshpan the Treasurer of Trend Innovations Holding Inc.

Employees Identification of Certain Significant Employees.

The Company has two (2) employees: Natalija Tunevic, who is the President and Director, and Mikhail Bukshpan, who is the Treasurer, COO and Director. There are employment agreements with Ms. Tunevic or Mr. Bukshpan. Compensation for their services is subject to approval by Board of Directors and may be assigned from time to time. Please refer to Item 11 for more details.

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

Item 1A.  Risk Factors

We are dependent on two customers for the majority of our Total Sales Revenue.

Our primary customers, UAB "Auleta", and Sparknet Company OU are responsible for generating 52% of our Total Sales Revenue. The loss of these two customers or the reduction in current business operations would have a material adverse effect on us as we would not have sufficient capital to continue operations for an extended period of time. We may be unsuccessful in our continuous efforts to acquire new customers to further diversify the sources of our revenue.

4 | Page

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

PART II

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The common shares of the Company are traded on OTC Markets under the ticker symbol of TREN.

Number of Holders

As of July 8, 2021, the 26,281,600 issued and outstanding shares of common stock were held by a total of 93 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2021 and 2020.

Recent Sales of Unregistered Securities

The Company has 255,000,000, $0.001 par value shares of common stock authorized.

Upon the transaction on March 30, 2020 between the Company and Itnia Co. LLC, the additional 150,000 of FreeCook restricted common stock were issued and outstanding. Upon the forward split, the amount resulted in 3,000,000 restricted shares.

There were 26,281,600 shares of common stock issued and outstanding as of July 8, 2021.

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

5 | Page

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

FISCAL YEAR ENDED MARCH 31, 2021 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2020

The increase in revenue and operating expenses is a result of Thy News LLC and Itnia Co. LLC Acquisition in 2021 and 2020, respectively.

Our net losses for the fiscal years ended March 31, 2021 and 2020 were $248,022 and $69,593. During fiscal years ended March 31, 2021 and 2020 the Company generated total revenue of $1,214,106 and $717,450, respectively.

During the fiscal year ended March 31, 2021, we incurred total operating expenses of $232,918 compared to $325,927 incurred during fiscal year ended March 31, 2020.

The operating expenses for the year ended March 31, 2021, included depreciation expense of $56,754; general and administrative expenses of $151,031; professional fees of $24,338 and rent expense of $795.

6 | Page

The operating expenses for the year ended March 31, 2020, included application development expense of $27,040; depreciation expense of $39,102; general and administrative expenses of $229,350; professional fees of $29,370 and rent expense of $1,065.

The weighted average number of shares outstanding was 26,281,600 for the fiscal year ended March 31, 2021 and 1,017,495 for the fiscal year ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

FISCAL YEAR ENDED MARCH 31, 2021 and 2020

As of March 31, 2021, our total assets were $868,680 comprised of $672,704 in current assets, $23,205 in fixed assets; $170,833 in intangible assets; $1,938 in other assets and our total liabilities were $1,136,761.

As of March 31, 2020, our total assets were $418,872 comprised of $147,264 in current assets; $51,033 in fixed assets; $218,300 in intangible assets; $2,275 in other assets and total liabilities were $456,558.

Stockholders’ equity increased from $(37,686) as of March 31, 2020 to $(265,796) as of March 31, 2021.

CASH FLOWS FROM OPERATING ACTIVITIES

For the fiscal year ended March 31, 2021, net cash flows used in operating activities was $(16,169). As of March 31, 2020, net cash flows used in operating activities was $130,718.

CASH FLOWS FROM INVESTING ACTIVITIES

For the fiscal year ended March 31, 2021, net cash flows used in investing activities was $21,368. As of March 31, 2020, net cash flows used in investing activities was $(271,374).

CASH FLOWS FROM FINANCING ACTIVITIES

For the fiscal year ended March 31, 2021, net cash from financing activities was $27,864 consisting of loan from related parties. As of March 31, 2020, net cash from financing activities was $167,855 consisting of capital stock issued and loan from related parties.

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

7 | Page

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

8 | Page

TREND INNOVATIONS HOLDING INC.

FINANCIAL STATEMENTS

For the year ended March 31, 2021 and March 31, 2020

9 | Page

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors Trend Innovations Holding Inc. (Formerly FreeCook)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trend Innovations Holding Inc. (Formerly FreeCook). (the “Company”) as of March 31, 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the fiscal year ended March 31, 2021, and the related notes and schedules (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and the results of its operations and its cash flows for the fiscal year ended March 31, 2021, in conformity with the accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Concentration of risk

As discussed in Note11 to the financial statements, The Company is potentially subject to concentration risk in its sales revenue and from two major customer.

Major Customer

The Company has two major customers that accounted for approximately 52% and $622,999 of sales for the year ended March 31, 2021. The Company expects to maintain this relationship with the customers.

We identified the Company’s concentration risk in its sales revenue and from two major customers as a critical audit matter.

The procedures performed to address the matter included;

Testing the sales invoices and collections of revenue during the year, confirming the accounts receivable at year end, examining subsequent cash collections and inquiry of the Company’s risk management.

DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2019. Newhall, California

July 8, 2021

10 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Balance Sheets

	March 31, 2021	March 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	60,364	27,301
Prepaid Expenses	256,039	9,243
Loan Receivable	291,363	80,977
Accounts Receivable	63,629	29,574
Purchase of goods for resale	—	114
Retainer Asset	—	55
Prepaid Taxes	1,309	1,099
Total Current Assets	672,704	148,363
Fixed Assets
Accumulated depreciation	(12,015)	(5,555)
Furniture and Equipment	1,500	1,500
Vehicles	33,720	55,088
Total Fixed Assets	23,205	51,033
Intangible Assets
Accumulated depreciation	(83,928)	(36,461)
App Development Cost	97,400	97,400
RSS Database	149,000	149,000
Website Development	8,361	8,361
Total Intangible Assets	170,833	218,300
Other Assets
Deferred expenses	1,938	1,955
Right-of-use asset – Lease	—	320
Total Other Assets	1,938	2,275
TOTAL ASSETS	868,680	419,971
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Liabilities	1,167	13,547
Accrued Payroll	72,554	—
Accounts Payable	270,923	50,817
Loan from Related Parties (note 6)	207,918	241,227
Convertible Notes Payable (note 7)	60,000	—
Loan Payable	6,921	—
Notes payable - Related Party	149,000	149,000
Retainers from Customers	375,199	2,746
Lease Liabilities - Short-term	—	320
Total Current Liabilities	1,143,682	457,657
Total Liabilities	1,143,682	457,657
Stockholder’s Equity (Deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 and 0 common shares issued and outstanding respectively	3,950	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 26,281,600 and 1,064,080 common shares issued and outstanding respectively	26,282	1,064
Additional paid in capital	293	28,288
Accumulated other comprehensive income	9,533	—
Accumulated deficit	(315,060)	(67,038)
Total Stockholder’s Equity (Deficit)	(275,002)	(37,686)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	868,680	419,971

The accompanying notes are an integral part of these financial statements.

11 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statements of Operations

	Year ended March 31, 2021	Year ended March 31, 2020
ORDINARY INCOME/EXPENSE
Income
Sales	$1,214,106	$717,450
TOTAL INCOME	1,214,106	717,450
COGS	1,230,642	461,116
GROSS PROFIT	(16,536)	256,334

OPERATING EXPENSES
Application Development Expense	—	27,040
Depreciation Expense	56,754	39,102
General and Administrative Expenses	151,031	229,350
Professional Fees	24,338	29,370
Rent Expenses	795	1,065
TOTAL OPERATING EXPENSES	232,918	325,927

OTHER (EXPENSES) INCOME	$1,432	$—

NET INCOME (LOSS) FROM OPERATIONS	(248,022)	(69,593)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(248,022)	$(69,593)

Other comprehensive income (loss):
Foreign currency translation adjustment	$9,533	$—

COMPREHENSIVE INCOME (LOSS)	$(238,489)	$—

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,281,600	1,017,495

See accompanying notes, which are an integral part of these financial statements

12 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statements of Stockholders’ Equity

As of March 31, 2021

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, March 31, 2019	5,014,080	$ 5,014	—	$ —	$ 24,338	$ —	$ (78,964)	$ (49,612)
Shares issued	50,000	50	—	—	(50)	—	—	—
Return of common stock	(4,000,000)	(4,000)	—	—	4,000	—	—	—
Net loss for the year ended March 31, 2020	—	—	—	—	—	—	(69,593)	(69,593)
Retained earnings of Subsidiary	—	—	—	—	—	—	81,519	81,519
Balance, March 31, 2020	1,064,080	$ 1,064	—	$ —	$ 28,288	$ —	$ (67,038)	$ (37,686)
Common Shares issued	25,217,520	25,218	—	—	(25,218)	—	—	—
Preferred Shares issued	—	—	5,000,000	3,950	(3,950)	—	—	—
Capital contribution	—	—	—	—	1,173		—	1,173
Foreign currency translation adjustment	—	—	—	—	—	9,533	—	9,533
Net loss for the year ended March 31, 2021	—	—	—	—	—	—	(248,022)	(248,022)
Balance, March 31, 2021	26,281,600	$ 26,282	5,000,000	$ 3,950	$ 293	$ 9,533	$ (315,060)	$ (275,002)

The accompanying notes are an integral part of these financial statements.

13 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statements of Cash Flows

	Year ended March 31, 2021	Year ended March 31, 2020
OPERATING ACTIVITIES
Net Income	$(248,022)	$(69,593)
Foreign currency translation adjustment	9,533	—
Adjustments to reconcile Net Income to net cash used in operations:
Accumulated depreciation	53,927	36,940
Accounts Payable	220,106	191,298
Accounts Receivables	(34,055)	(3,852)
Accrued Liabilities	(12,380)	9,771
Accrued Payroll	72,554	—
Deferred expenses	17	(1,955)
Net VAT Payable	—	(4,056)
Loan Receivable	(210,386)	(80,976)
Loan Payable	6,921	—
Retainers from Customers	372,453	(19,091)
Prepaid expenses	(246,796)	72,285
Prepaid taxes	(210)	—
Prepaid rent	55	61
Purchase of goods for resale	114	(114)
Net cash used in Operating Activities	(16,169)	130,718
INVESTING ACTIVITIES
App development cost	$—	$(97,400)
RSS Database	—	(149,000)
Business combination, net of cash acquired	—	28,799
Furniture and Equipment	—	1,315
Vehicles acquisition cost	21,368	(55,088)
Net cash provided by Investing Activities	21,368	(271,374)
FINANCING ACTIVITIES
Additional paid in capital	$1,173	$—
Loan from Related Parties	26,691	167,855
Net cash provided by Financing Activities	27,864	167,855
Net cash increase for period	$33,063	$27,199
Cash at beginning of period	$27,301	$102
Cash at end of period	$60,364	$27,301

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$(320)	$320

The accompanying notes are an integral part of these financial statements.

14 | Page

TREND INNOVATIONS HOLDING INC.

NOTES TO THE FINANCIAL STATEMENTS

As of March 31, 2021

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

Sale and Purchase of Ownership Interest Agreement

On June 28, 2019 Trend Innovations Holding Inc. (formerly FreeCook) a Nevada corporation (“Buyer”, “Company”), entered into a Sale and Purchase of Ownership Interest Agreement with ThyNews Tech LLC, a Wyoming corporation, (“Thynews Tech” or the “Seller”), wherein Trend Innovations Holding Inc. (formerly FreeCook) purchased 100% of the ownership of Thynews Tech. Upon completion of the Agreement, Trend Innovations Holding Inc. (formerly FreeCook) agreed to deliver to Thynews Tech’s owners a cumulative total of one hundred thousand (100,000) restricted shares of Trend Innovations Holding Inc. treasury valued at One Dollar ($1.00) per share. The shares were to be delivered to Thynews Tech within 60 days following the execution of the agreement. Additionally, Trend Innovations Holding Inc. provided to Thynews Tech’s owners, as consideration, a Promissory Note in the amount of One Hundred Thousand United States Dollars ($100,000 US). Trend Innovations Holding Inc. acquired 100% of the ownership of duly and validly issued, fully paid and non-assessable ownership interest of ThyNews Tech LLC, including ThyNews Application. Prior to the transaction, Trend Innovations Holding Inc. had 5,014,080 shares of common stock issued and outstanding. Upon the transaction, the additional 100,000 of Trend Innovations Holding Inc. common stock will be issued and outstanding. Upon the issuance of shares to Thynews, there will be 5,014,080 shares of common stock issued and outstanding.

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

On January 31, 2020, Mr. Mikhail Bukshpan became the director of the entity. On March 10, 2020, he merged Lemalike Innovations into his limited liability company, Itnia Co. LLC. Upon that, on March 30, 2020, Itnia Co. LLC merged into Trend Innovations Holding Inc. and became a part of the holding.

The company’s registered office is located at Sv. Stepono g. 27D-2, LT-01315 Vilnius, Lithuania.

15 | Page

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of March 31, 2021. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year end is March 31.

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

 The Company had $60,364 of cash as of March 31, 2021.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company’s subsidiary Itnia Co. LLC had $256,039 in prepaid expenses as of March 31, 2021 (March 31, 2020 – $9,243). Prepaid expenses consist of prepaid goods for resale and services.

Lease

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

16 | Page

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

For the year ended March 31, 2021, foreign currency transaction gain was $9,533.

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

17 | Page

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through March 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended March 31, 2021, our net loss was $248,022 and comprehensive loss was $238,489.

COVID-19 Risks, Impacts and Uncertainties

Our company may be subject to the risks arising from COVID-19's impacts on the IT industry. Our management believes that these impacts, which include but are not limited to the following, may have a negative effect on our financial position, results of operations, and cash flows: (i) prohibitions or limitations on in-person activities associated with meetings; (ii) lack of consumer desire for incurring additional expenses during these times; and (iii) deteriorating economic conditions, such as increased unemployment rates. In addition, we have considered the impacts and uncertainties of COVID-19 in our use of estimates in preparation of our consolidated financial statements. These estimates include, but are not limited to, likelihood of achieving performance conditions under performance-based equity awards, net realizable value of inventory, and the fair value of reporting units and goodwill for impairment.

In Spring of 2020, a lot of governments around the world issued lockdown orders prohibiting their respective citizens from working in the offices and arranging face-to-face meetings. There also were instances of reducing number of hours available to each employee. These actions were taken in response to the economic impact of COVID-19 on business areas resulted in a reduction of productivity for the year 2020. Due to the online nature of the company’s operations, our regular course of business did not incur significant changes. However, the company’s clients and third parties had to adjust their operations which resulted in a decreased number of agreements.

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

Note 4 – FIXED ASSETS

As of March 31, 2021, our fixed assets comprised of $1,500 in equipment and $33,720 in vehicles. Depreciation expense of equipment was $12,015 as of March 31, 2021.

Note 5 – INTANGIBLE ASSETS

As of March 31, 2021, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of March 31, 2021.

18 | Page

As of March 31, 2021, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $56,817 as of March 31, 2021.

As of March 31, 2021, the total amount of Capitalized Application Development Costs was $40,583.

In December 2019 and March 2020, the Company purchased an RSS Database. As of March 31, 2021, the total amount of RSS Database was $149,000. Depreciation expense of RSS Database was $18,750 as of March 31, 2021.

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through March 31, 2021, our president has loaned to the Company $83,328. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of March 31, 2021. The advances are interest-free and due on demand.

The Company’s subsidiary Itnia Co. LLC received $(25,852) as advances from related parties as of March 31, 2021. The advances are interest-free and due on demand.

As of March 31, 2021, the Company has an outstanding debt to Mr. Mikhail Bukshpan, our Treasurer, COO and Director, who is also the owner of Itina Co. LLC. The amount of such debt is $149,000.

Note 7 – THIRD PARTY TRANSACTIONS

On January 11, 2021, Natalija Tunevic, assigned her $60,000 loan to Mr. Oleg Sapojnicov. A conversion clause was added to the Note. Conversion may take place after a lockup period of 60 days following the issue of the note. The conversion price shall be at market share price on the day of conversion subject to a 40% discount.

Note 8 – COMMON STOCK

Preferred Stock

The Company has 5,000,000, $0.001 par value shares of preferred stock authorized as of March 31, 2021.

There were 5,000,000 shares of preferred stock issued and outstanding as of March 31, 2021.

Common Stock

The Company has 250,000,000, $0.001 par value shares of common stock as of March 31, 2021.

There were 23,281,600 shares of common stock issued and outstanding as of March 31, 2021.

Warrants

No warrants were issued or outstanding as of March 31, 2021.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company rents an office at 44A Gedimino avenue, Vilnius, 01110, Lithuania.

19 | Page

Note 10 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2021, the Company had net operating loss carry forwards of approximately $315,060 that may be available to reduce future years’ taxable income in varying amounts through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2021, was approximately $66,163. The net change in valuation allowance during the year ended March 31, 2021, was $(52,085). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2021. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

For the years ended March 31, 2021 and 2020, the provision for Federal income tax consists of the following:

	March 31, 2021	March 31, 2020
Non-current deferred tax assets:
Net operating loss carry forward	$(315,060)	$(67,038)
Total deferred tax assets	(66,163)	(14,078)
Valuation allowance	$66,163	$14,078
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended March 31, 2021 and 2020, as follows:

	March 31, 2021	March 31, 2020
Computed “expected” tax expense (benefit)	52,085	2,504
Change in valuation allowance	$(52,085)	$(2,504)
Actual tax expense (benefit)	-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

NOTE 11 - CONCENTRATION RISK

The Company is potentially subject to concentration risk in its sales revenue.

Major Customer

The Company has two major customer that accounted for approximately 52% and $622,999 of sales for the year ended March 31, 2021. The Company expects to maintain this relationship with the customer.

Note 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to March 31, 2021, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

20 | Page

On April 1, 2021, Natalija Tunevic, assigned her $50,000 loan to Mr. Serhii Cherniienko.

A conversion clause was added to the Note, pursuant to which, the $50,000 loan is convertible, at any time after six months, at the discretion of Mr. Serhii Cherniienko, into shares of the Company’s Common Stock at a fixed conversion price of $0.01 per share.

On May 3, 2021, Natalija Tunevic, assigned her $25,000 loan to Mr. Oleg Sapojnicov.

A conversion clause was added to the Note, pursuant to which, the $25,000 loan is convertible, at any time after six months, at the discretion of Mr. Oleg Sapojnicov, into shares of the Company’s Common Stock at a fixed conversion price of $0.01 per share.

On June 1, 2021, Mikhail Bukshpan, assigned his $50,000 debt to Ms. Jurgita Bizonaite.

A conversion clause was added to the Note, pursuant to which, the $50,000 debt is convertible, at any time after six months, at the discretion of Ms. Jurgita Bizonaite, into shares of the Company’s Common Stock at a fixed conversion price of $0.01 per share.

21 | Page

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T). Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

 22 | Page

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
2.	We did not maintain appropriate cash controls – As of March 31, 2021, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.
3.	We did not implement appropriate information technology controls – As at March 31, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Natalija Tunevic	62	President and Director
Mikhail Bukshpan	46	Director and Treasurer

From November 6, 2017 to present, Natalija Tunevic has acted as our President, Treasurer, Secretary and Director. From 2006 to 2016, Ms. Tunevic was developing her experience in cooking industry and organizing masterclasses while also being a Senior Social Worker of Republic of Lithuania.

From October 19, 2020 to present, Mikhail Bukshpan has acted as our Treasurer, Chief Operations Officer and Director. From August 2019, Mr. Bukshpan has acted as an owner of Itnia Co. LLC, a Wyoming limited liability company designed to operate in the field of creating databases. From July 2016 to present, Mr. Bukshpan worked as a Content Manager Specialist at iGotOffer and was responsible for maintaining the company’s web appearance.

23 | Page

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our President and Director, Ms. Tunevic, and our Treasurer, COO and Director, Mr. Bukshpan.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended March 31, 2021 and 2020:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Natalija Tunevic President and Director	March 31, 2021	27,000	20,000	-0-	-0-	-0-	-0-	-0-	47,000
	March 31, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mikhail Bukshpan Director and Treasurer	March 31, 2021	24,000	-0-	-0-	-0-	-0-	-0-	-0-	24,000
	March 31, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2021, concerning the number of shares of common stock beneficially owned by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of class

Common Stock	Natalija Tunevic	1,000,000	3.8%
Preferred Stock	Natalija Tunevic	5,000,000	100%
Common Stock	Mikhail Bukshpan	3,000,000	11.4%

The percent of class is based on 26,281,600 shares of common stock and 5,000,000 of preferred stock issued and outstanding as of the date of this annual report.

24 | Page

Item 13. Certain Relationships and Related Transactions

There are no promoters of the company, and have been none, as defined in Item 404(c)(1)(i) of Regulation S-K, other than the Company’s director Natalija Tunevic.

During the year ended March 31, 2021, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of March 31, 2021, our director had loaned $68,328 ($105,310 as of March 31, 2020) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiaries received $99,724 as advances from related parties as of March 31, 2021 ($135,917 as of March 31, 2020). The advances are interest-free and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2021, we incurred approximately $17,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our March 31, 2020 financial statements and for the reviews of our financial statements for the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020.

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

Dated: July 13, 2021	TREND INNOVATIONS HOLDING INC.

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President and Director
(Principal Executive, Financial and Accounting Officer)

25 | Page