Form 10-K/A
period 2021-03-31
TREND INNOVATIONS HOLDING INC.
filed 2021-08-18
CIK 1740797

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ]        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]        No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]        No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes [ ]        No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,281,600 common shares issued and outstanding as of July 8, 2021.

EXPLANATORY NOTE

TREND INNOVATIONS HOLDING INC. (formerly FREECOOK) (the “Company”) is filing this Amendment #1 (this “Amendment”) to its Annual Report on Form 10-K, filed on July 13, 2021 (the “Original Form 10-K”), solely to disclose that the Company had revised the amount of prepaid expenses and record the amortization of prepaid expenses.

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

Our net losses for the fiscal years ended March 31, 2021 and 2020 were $302,292 and $69,593. During fiscal years ended March 31, 2021 and 2020 the Company generated total revenue of $1,214,106 and $717,450, respectively.

During the fiscal year ended March 31, 2021, we incurred total operating expenses of $287,188 compared to $325,927 incurred during fiscal year ended March 31, 2020.

The operating expenses for the year ended March 31, 2021, included depreciation expense of $56,754; general and administrative expenses of $205,301; professional fees of $24,338 and rent expense of $795.

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

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

FISCAL YEAR ENDED MARCH 31, 2021 and 2020

As of March 31, 2021, our total assets were $816,269 comprised of $620,293 in current assets, $23,205 in fixed assets; $170,833 in intangible assets; $1,938 in other assets and our total liabilities were $1,143,682.

As of March 31, 2020, our total assets were $418,872 comprised of $147,264 in current assets; $51,033 in fixed assets; $218,300 in intangible assets; $2,275 in other assets and total liabilities were $457,657.

Stockholders’ equity increased from $(37,686) as of March 31, 2020 to $(327,413) as of March 31, 2021.

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

For the year ended March 31, 2021 and March 31, 2020

9 | Page

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors Trend Innovations Holding Inc. (Formerly FreeCook)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trend Innovations Holding Inc. (Formerly FreeCook). (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), for each of the two years in the period ended March 31, 2021, and cash flows for the fiscal year ended March 31, 2021, and the related notes and schedules (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020 and the results of its operations and its cash flows for the fiscal year ended March 31, 2021, in conformity with the accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $369,330 and a negative cash flow from operations amounting to $302,292 for the year ended March 31, 2021. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Audit Matters

Concentration of risk

As discussed in Note11 to the financial statements, The Company is potentially subject to concentration risk in its sales revenue and from two major customers.

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

Other information

The Company is filing an amendment to its Annual Report on Form 10-K, filed on July 13, 2021 (the “Original Form 10-K”), solely to disclose that the Company had revised the amount of prepaid expenses and the amortization of prepaid expenses.

DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2019.

Newhall, California

August 16, 2021

10 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Balance Sheets

	March 31, 2021	March 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	60,364	27,301
Prepaid Expenses	203,628	9,243
Loan Receivable	291,363	80,977
Accounts Receivable	63,629	29,574
Purchase of goods for resale	—	114
Retainer Asset	—	55
Prepaid Taxes	1,309	1,099
Total Current Assets	620,293	148,363
Fixed Assets
Accumulated depreciation	(12,015)	(5,555)
Furniture and Equipment	1,500	1,500
Vehicles	33,720	55,088
Total Fixed Assets	23,205	51,033
Intangible Assets
Accumulated depreciation	(83,928)	(36,461)
App Development Cost	97,400	97,400
RSS Database	149,000	149,000
Website Development	8,361	8,361
Total Intangible Assets	170,833	218,300
Other Assets
Deferred expenses	1,938	1,955
Right-of-use asset – Lease	—	320
Total Other Assets	1,938	2,275
TOTAL ASSETS	816,269	419,971
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Liabilities	1,167	13,547
Accrued Payroll	72,554	—
Accounts Payable	270,923	50,817
Loan from Related Parties (note 6)	207,918	241,227
Convertible Notes Payable (note 7)	60,000	—
Loan Payable	6,921	—
Notes payable - Related Party	149,000	149,000
Retainers from Customers	375,199	2,746
Lease Liabilities - Short-term	—	320
Total Current Liabilities	1,143,682	457,657
Total Liabilities	1,143,682	457,657
Stockholder’s Equity (Deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 and 0 common shares issued and outstanding respectively	3,950	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 26,281,600 and 1,064,080 common shares issued and outstanding respectively	26,282	1,064
Additional paid in capital	293	28,288
Accumulated other comprehensive income	11,392	—
Accumulated deficit	(369,330)	(67,038)
Total Stockholder’s Equity (Deficit)	(327,413)	(37,686)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	816,269	419,971

The accompanying notes are an integral part of these financial statements.

11 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statements of Operations

	Year ended March 31, 2021	Year ended March 31, 2020
ORDINARY INCOME/EXPENSE
Income
Sales	$1,214,106	$717,450
TOTAL INCOME	1,214,106	717,450
COGS	1,230,642	461,116
GROSS PROFIT	(16,536)	256,334

OPERATING EXPENSES
Application Development Expense	—	27,040
Depreciation Expense	56,754	39,102
General and Administrative Expenses	205,301	229,350
Professional Fees	24,338	29,370
Rent Expenses	795	1,065
TOTAL OPERATING EXPENSES	287,188	325,927

OTHER (EXPENSES) INCOME	$1,432	$—

NET INCOME (LOSS) FROM OPERATIONS	(302,292)	(69,593)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(302,292)	$(69,593)

Other comprehensive income (loss):
Foreign currency translation adjustment	$11,392	$—

COMPREHENSIVE INCOME (LOSS)	$(290,900)	$—

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,281,600	1,017,495

See accompanying notes, which are an integral part of these financial statements

12 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statements of Stockholders’ Equity

As of March 31, 2021

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, March 31, 2019	5,014,080	$ 5,014	—	$ —	$ 24,338	$ —	$ (78,964)	$ (49,612)
Shares issued	50,000	50	—	—	(50)	—	—	—
Return of common stock	(4,000,000)	(4,000)	—	—	4,000	—	—	—
Net loss for the year ended March 31, 2020	—	—	—	—	—	—	(69,593)	(69,593)
Retained earnings of Subsidiary	—	—	—	—	—	—	81,519	81,519
Balance, March 31, 2020	1,064,080	$ 1,064	—	$ —	$ 28,288	$ —	$ (67,038)	$ (37,686)
Common Shares issued	25,217,520	25,218	—	—	(25,218)	—	—	—
Preferred Shares issued	—	—	5,000,000	3,950	(3,950)	—	—	—
Capital contribution	—	—	—	—	1,173		—	1,173
Foreign currency translation adjustment	—	—	—	—	—	11,392	—	11,392
Net loss for the year ended March 31, 2021	—	—	—	—	—	—	(302,292)	(302,292)
Balance, March 31, 2021	26,281,600	$ 26,282	5,000,000	$ 3,950	$ 293	$ 11,392	$ (369,330)	$ (327,413)

The accompanying notes are an integral part of these financial statements.

13 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statements of Cash Flows

	Year ended March 31, 2021	Year ended March 31, 2020
OPERATING ACTIVITIES
Net Income	$(302,292)	$(69,593)
Foreign currency translation adjustment	11,392	—
Adjustments to reconcile Net Income to net cash used in operations:
Accumulated depreciation	53,927	36,940
Accounts Payable	220,106	191,298
Accounts Receivables	(34,055)	(3,852)
Accrued Liabilities	(12,380)	9,771
Accrued Payroll	72,554	—
Deferred expenses	17	(1,955)
Net VAT Payable	—	(4,056)
Loan Receivable	(210,386)	(80,976)
Loan Payable	6,921	—
Retainers from Customers	372,453	(19,091)
Prepaid expenses	(194,385)	72,285
Prepaid taxes	(210)	—
Prepaid rent	55	61
Purchase of goods for resale	114	(114)
Net cash used in Operating Activities	(16,169)	130,718
INVESTING ACTIVITIES
App development cost	$—	$(97,400)
RSS Database	—	(149,000)
Business combination, net of cash acquired	—	28,799
Furniture and Equipment	—	1,315
Vehicles acquisition cost	21,368	(55,088)
Net cash provided by Investing Activities	21,368	(271,374)
FINANCING ACTIVITIES
Additional paid in capital	$1,173	$—
Loan from Related Parties	26,691	167,855
Net cash provided by Financing Activities	27,864	167,855
Net cash increase for period	$33,063	$27,199
Cash at beginning of period	$27,301	$102
Cash at end of period	$60,364	$27,301

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$(320)	$320

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

The Company’s subsidiary Itnia Co. LLC had $203,628 in prepaid expenses as of March 31, 2021 (March 31, 2020 – $9,243). Prepaid expenses consist of prepaid goods for resale and services.

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

For the year ended March 31, 2021, foreign currency transaction gain was $11,392.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended March 31, 2021, our net loss was $302,292 and comprehensive loss was $290,900.

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

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company rents an office at 44A Gedimino avenue, Vilnius, 01110, Lithuania.

19 | Page

Note 10 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2021, the Company had net operating loss carry forwards of approximately $369,330 that may be available to reduce future years’ taxable income in varying amounts through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2021, was approximately $77,559. The net change in valuation allowance during the year ended March 31, 2021, was $(63,481). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

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

The provision for Federal income tax consists of the following:

For the years ended March 31, 2021 and 2020, the provision for Federal income tax consists of the following:

	March 31, 2021	March 31, 2020
Non-current deferred tax assets:
Net operating loss carry forward	$(369,330)	$(67,038)
Total deferred tax assets	(77,559)	(14,078)
Valuation allowance	$77,559	$14,078
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended March 31, 2021 and 2020, as follows:

	March 31, 2021	March 31, 2020
Computed “expected” tax expense (benefit)	63,481	2,504
Change in valuation allowance	$(63,481)	$(2,504)
Actual tax expense (benefit)	-	-

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

Dated: August 18, 2021	TREND INNOVATIONS HOLDING INC.

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President and Director
(Principal Executive, Financial and Accounting Officer)

25 | Page