Form 10-Q
period 2021-06-30
TREND INNOVATIONS HOLDING INC.
filed 2021-08-23
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. No ( X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,281,600 common shares issued and outstanding as of August 19, 2021.

TREND INNOVATIONS HOLDING INC.

QUARTERLY REPORT ON FORM 10-Q

Item 6.	Exhibits	17

	Signatures	17

2 | Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

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

3 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Balance Sheets

	June 30, 2021 (Unaudited)	March 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	18,990	60,364
Prepaid Expenses	168,749	203,628
Loan Receivable	270,614	291,363
Accounts Receivable	231,953	63,629
Prepaid Rent	107	—
Prepaid Taxes	1,325	1,309
Total Current Assets	691,738	620,293
Fixed Assets
Accumulated depreciation	(14,363)	(12,015)
Furniture and Equipment	1,500	1,500
Vehicles	34,139	33,720
Total Fixed Assets	21,276	23,205
Intangible Assets
Accumulated depreciation	(95,794)	(83,928)
App Development Cost	97,400	97,400
RSS Database	149,000	149,000
Website Development	8,361	8,361
Total Intangible Assets	158,967	170,833
Other Assets
Deferred expenses	—	1,938
Total Other Assets	—	1,938
TOTAL ASSETS	871,981	816,269
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Liabilities	1,748	1,167
Accrued Payroll	106,042	72,554
Accounts Payable	214,111	270,923
Loan from Related Parties (note 6)	148,802	207,918
Convertible Notes Payable (note 7)	185,000	60,000
Loan Payable	7,007	6,921
Notes payable - Related Party	99,000	149,000
Retainers from Customers	43,010	375,199
Total Current Liabilities	804,720	1,143,682
Total Liabilities	804,720	1,143,682
Stockholder’s Equity (Deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 and 5,000,000 common shares issued and outstanding respectively	3,950	3,950
Common stock, $0.001 par value, 250,000,000 shares authorized; 26,281,600 and 26,281,600 common shares issued and outstanding respectively	26,282	26,282
Additional paid in capital	308	293
Accumulated other comprehensive income	9,723	11,392
Accumulated deficit	26,998	(369,330)
Total Stockholder’s Equity (Deficit)	67,261	(327,413)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	871,981	816,269

See accompanying notes, which are an integral part of these financial statements

4 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statements of Operations

Three months ended June 30, 2021 (Unaudited) and 2020

	Three months ended June 30, 2021	Three months ended June 30, 2020
ORDINARY INCOME/EXPENSE
Income
Sales	$758,015	$299,213
TOTAL INCOME	758,015	299,213
COGS	215,113	214,582
GROSS PROFIT	542,902	84,631

OPERATING EXPENSES
Depreciation Expense	14,075	14,459
General and Administrative Expenses	104,028	19,538
Professional Fees	28,202	1,716
Rent Expenses	269	237
TOTAL OPERATING EXPENSES	146,574	35,950

OTHER (EXPENSES) INCOME	$—	$—

NET INCOME (LOSS) FROM OPERATIONS	396,328	48,681

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$396,328	$48,681

Other comprehensive income (loss):
Foreign currency translation adjustment	$(1,669)	$2,396

COMPREHENSIVE INCOME (LOSS)	$394,659	$51,077

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,281,600	26,281,600

See accompanying notes, which are an integral part of these financial statements

5 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statement of Stockholders’ Equity

As of June 30, 2021 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, March 31, 2020	1,064,080	$ 1,064	—	$ —	$ 28,288	$ —	$ (67,038)	$ (37,686)
Common Shares issued	25,217,520	25,218	—	—	(25,218)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	2,396	—	2,396
Net income loss for the three-months period	—	—	—	—	—	—	48,681	48,681
Balance, June 30, 2020	26,281,600	$ 26,282	—	$ —	$ 3,070	$ 2,396	$ (18,357)	$ 13,391
Balance, March 31, 2021	26,281,600	$ 26,282	5,000,000	$ 3,950	$ 293	$ 11,392	$ (369,330)	$ (327,413)
Foreign currency translation adjustment	—	—	—	—	15	(1,669)	—	(1,654)
Net income loss for the three-months period	—	—	—	—	—	—	396,328	396,328
Balance, June 30, 2021	26,281,600	$ 26,282	5,000,000	$ 3,950	$ 308	$ 9,723	$ 26,998	$ 67,261

See accompanying notes, which are an integral part of these financial statements

6 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statement of Cash Flows

Three months ended June 30, 2021 (Unaudited) and 2020

	Three months ended June 30, 2021	Three months ended June 30, 2020
OPERATING ACTIVITIES
Net Income	$396,328	$48,681
Foreign currency translation adjustment	(1,669)	2,396
Adjustments to reconcile Net Income to net cash used in operations:
Accumulated depreciation	14,214	11,567
Accounts Payable	(56,812)	12,198
Accounts Receivables	(168,324)	(64,066)
Accrued Liabilities	581	(420)
Accrued Payroll	33,488	—
Deferred expenses	1,938	101
Net VAT Payable	—	(15,724)
Loan Receivable	20,749	(745)
Loan Payable	86	—
Retainers from Customers	(332,189)	32,677
Prepaid expenses	34,879	(50,445)
Prepaid taxes	(16)	—
Prepaid rent	(107)	(1)
Purchase of goods for resale	—	(220)
Net cash used in Operating Activities	(56,854)	(24,001)
INVESTING ACTIVITIES
Vehicles acquisition cost	$(419)	$22,821
Net cash provided by Investing Activities	(419)	22,821
FINANCING ACTIVITIES
Additional paid in capital	$15	$—
Loan from Related Parties	15,884	(13,296)
Net cash provided by Financing Activities	15,899	(13,296)
Net cash increase for period	$(41,374)	$(14,476)
Cash at beginning of period	$60,364	$27,301
Cash at end of period	$18,990	$12,825

See accompanying notes, which are an integral part of these financial statements

7 | Page

TREND INNOVATIONS HOLDING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021

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

Sale and Purchase of Ownership Interest Agreement

On June 28, 2019 Trend Innovations Holding Inc. (formerly FreeCook) a Nevada corporation (“Buyer”, “Company”), entered into a Sale and Purchase of Ownership Interest Agreement with ThyNews Tech LLC, a Wyoming corporation, (“Thynews Tech” or the “Seller”), wherein Trend Innovations Holding Inc. (formerly FreeCook) purchased 100% of the ownership of Thynews Tech. Upon completion of the Agreement, Trend Innovations Holding Inc. (formerly FreeCook) agreed to deliver to Thynews Tech’s owners a cumulative total of one hundred thousand restricted shares of Trend Innovations Holding Inc. treasury valued at One Dollar ($1.00) per share. The shares were to be delivered to Thynews Tech within 60 days following the execution of the agreement. Additionally, Trend Innovations Holding Inc. provided to Thynews Tech’s owners, as consideration, a Promissory Note in the amount of One Hundred Thousand United States Dollars ($100,000 US). Trend Innovations Holding Inc. acquired 100% of the ownership of duly and validly issued, fully paid and non-assessable ownership interest of ThyNews Tech LLC, including ThyNews Application. Prior to the transaction, Trend Innovations Holding Inc. had 5,014,080 shares of common stock issued and outstanding. Upon the transaction, the additional 100,000 shares of Trend Innovations Holding Inc. common stock were issued and outstanding. Upon the issuance of shares to Thynews, there were 5,014,080 shares of common stock issued and outstanding.

On March 30, 2020 Trend Innovations Holding Inc (formerly FreeCook)., being represented by its President and Director, Natalija Tunevic, entered into Sale and Purchase of Ownership Interest Of 100% of Itnia Co. LLC, a Wyoming limited liability company which owns 100% of MB Lemalike Innovations, a Lithuanian IT consulting company with Mikhail Bukshpan. Upon completion of the Agreement, Trend Innovations Holding Inc. agreed to deliver to Itnia Co. LLC’s owners a cumulative total of one hundred fifty thousand ($150,000 US) restricted shares of Trend Innovations Holding Inc. treasury valued at One Dollar ($1.00) per share. The shares were to be delivered to Mr. Bukshpan within the mutually agreed upon time frame following the execution of the agreement. Additionally, Trend Innovations Holding Inc. were to provide to Mr. Bukshpan, as consideration, a Promissory Note in the amount of One Hundred and Fifty Thousand United States Dollars ($150,000 US).

MB Lemalike Innovations

MB ‘Lemalike Innovations’, formerly known as MB ‘Repia’, was incorporated in Lithuania on October 9, 2017. The company was originally engaged in providing business and other consulting services for the companies intending to seek for new markets outside Lithuania. Recently the company has also been developing in the IT direction. In providing consultations, Lemalike Innovations helps enterprises in the Baltic countries looking for export opportunities. Lemalike Innovations is currently working to enter the area of implementing and consulting on the matter of Artificial Intelligence technologies.

On January 31, 2020, Mr. Mikhail Bukshpan became the director of the entity. On March 10, 2020, he merged Lemalike Innovations into his limited liability company, Itnia Co. LLC. Upon that, on March 30, 2020, Itnia Co. LLC merged into Trend Innovations Holding Inc. and became a part of the holding.

The company’s registered office is located at Sv. Stepono g. 27D-2, LT-01315 Vilnius, Lithuania.

8 | Page

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of June 30, 2021. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by Trend Innovations Holding Inc. in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2021 and for the related periods presented.

The results for the three months ended June 30, 2021, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $18,990 of cash as of June 30, 2021.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company’s subsidiary Itnia Co. LLC had $168,749 in prepaid expenses as of June 30, 2021 (March 31, 2021 – $203,628). Prepaid expenses consist of prepaid services.

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

For the three months ended June 30, 2021, foreign currency transaction gain was ($1,669).

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

10 | Page

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through June 30, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months period ended June 30, 2021, our net loss was $396,328 and comprehensive loss was $394,659.

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

Note 4 – FIXED ASSETS

As of June 30, 2021, our fixed assets comprised of $1,500 in equipment and $34,139 in vehicles. Depreciation expense of equipment was $14,363 as of June 30, 2021.

Note 5 – INTANGIBLE ASSETS

As of June 30, 2021, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of June 30, 2021.

As of June 30, 2021, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $64,933 as of June 30, 2021.

As of June 30, 2021, the total amount of Capitalized Application Development Costs was $32,467.

In December 2019 and March 2020 the Company purchased an RSS Database. As of June 30, 2021, the total amount of RSS Database was $149,000. Depreciation expense of RSS Database was $22,500 as of June 30, 2021.

11 | Page

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through June 30, 2021, our president has loaned to the Company $24,212. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of June 30, 2021. The advances are interest-free and due on demand.

The Company’s subsidiary Itnia Co. LLC received $(14,337) as advances from related parties as of June 30, 2021. The advances are interest-free and due on demand.

As of June 30, 2021, the Company has an outstanding debt to Mr. Mikhail Bukshpan, our Treasurer, COO and Director, who is also the owner of Itina Co. LLC. The amount of such debt is $99,000.

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

Note 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000, $0.001 par value shares of preferred stock authorized as of June 30, 2021.

There were 5,000,000 shares of preferred stock issued and outstanding as of June 30, 2021.

Common Stock

The Company has 250,000,000, $0.001 par value shares of common stock as of June 30, 2021.

There were 23,281,600 shares of common stock issued and outstanding as of June 30, 2021.

Warrants

No warrants were issued or outstanding as of June 30, 2021.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

12 | Page

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company rents an office at 44A Gedimino avenue, Vilnius, 01110, Lithuania.

Note 10 - CONCENTRATION RISK

The Company is potentially subject to concentration risk in its sales revenue.

Major Customer

The Company has two major customer that accounted for approximately 65% and $496,457 of sales for the three months ended June 30, 2021. The Company expects to maintain this relationship with the customer.

Note 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to June 30, 2021, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

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

On June 28, 2019, Trend Innovations Holding Inc. acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to March 31, 2021 the Company acquired additional 50,000 processed sources. As of June 30, 2021, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

Results of operations

Results of Operations for the three months ended June 30, 2021 and 2020:

Revenue

For the three months ended June 30, 2021 and 2020 the Company generated total revenue of $758,015 and $299,213, respectively.

Operating expenses

Total operating expenses for the three months ended June 30, 2021 and 2020 were $146,574 and $35,950. The operating expenses for the three months ended June 30, 2021 included $14,075 in depreciation expenses; $104,028 in general and administrative expenses; $28,202 in professional fees; $269 in rent expense. The operating expenses for the three months ended June 30, 2020 included $14,459 in depreciation expenses; $19,538 in general and administrative expenses; $1,716 in professional fees; $237 in rent expense.

Net Loss/Income

The net income (loss) for the three months ended June 30, 2021 and 2020 was $396,328 and $48,681 accordingly.

14 | Page

Three Months Period Ended June 30, 2021

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, the Company had $18,990 of cash and our liabilities were $804,720, comprised of an amount owed to the directors of the Company and its subsidiary; accounts payable; loans payable; notes payable and retainers from customers.

As of June 30, 2021, our total assets were $871,981. Total assets were comprised of $691,738 in current assets, $21,276 in fixed assets and $158,967 in intangible assets.

As of June 30, 2021, our current liabilities were $804,720 and Stockholders’ equity was $67,261.

CASH FLOWS FROM OPERATING ACTIVITIES

As of June 30, 2021, the Company used $(56,854) of cash flows in operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

As of June 30, 2021, the Company generated $(419) of cash flows in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

As of June 30, 2021, the Company generated $15,889 of cash flows in financing activities.

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

15 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

No unregistered shares were sold during the three-month period ended June 30, 2021.

16 | Page

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the three-month period ended June 30, 2021.

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

Dated: August 23, 2021	TREND INNOVATIONS HOLDING INC.

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

17 | Page