Form 10-Q
period 2021-12-31
TREND INNOVATIONS HOLDING INC.
filed 2022-02-14
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,316,083 common shares issued and outstanding as of February 14, 2022.

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

3 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Balance Sheets

	December 31, 2021 (Unaudited)	March 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$4,578	$60,364
Prepaid Expenses	75,175	203,628
Loan Receivable	150,182	291,363
Accounts Receivable	59,696	63,629
Prepaid Rent	104	—
Prepaid Taxes	1,623	1,309
Total Current Assets	291,358	620,293
Fixed Assets
Accumulated depreciation	(1,000)	(12,015)
Furniture and Equipment	1,500	1,500
Vehicles	—	33,720
Total Fixed Assets	500	23,205
Intangible Assets
Accumulated depreciation	(119,528)	(83,928)
App Development Cost	97,400	97,400
RSS Database	149,000	149,000
Website Development	8,361	8,361
Total Intangible Assets	135,233	170,833
Other Assets
Deferred expenses	—	1,938
Total Other Assets	—	1,938
TOTAL ASSETS	$427,091	$816,269
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Liabilities	$355	$1,167
Accrued Payroll	161,000	72,554
Accounts Payable	16,573	270,923
Loan from Related Parties (note 6)	142,082	207,918
Convertible Notes Payable (note 7)	169,500	60,000
Loan Payable	255,521	6,921
Notes payable - Related Party	99,000	149,000
Retainers from Customers	—	375,199
Total Current Liabilities	844,031	1,143,682
Total Liabilities	844,031	1,143,682
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 and 0 common shares issued and outstanding respectively	3,950	3,950
Common stock, $0.001 par value, 250,000,000 shares authorized; 26,316,083 and 26,281,600 common shares issued and outstanding respectively	26,316	26,282
Additional paid in capital	60,216	293
Accumulated other comprehensive income	(18,770)	11,392
Accumulated deficit	(488,652)	(369,330)
Total Stockholders’ Equity (Deficit)	(416,940)	(327,413)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$(427,940)	$816,269

See accompanying notes, which are an integral part of these financial statements

4 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statements of Operations

Three and Nine months ended December 31, 2021 (Unaudited) and 2020

	Three months ended December 31, 2021	Three months ended December 31, 2020	Nine months ended December 31, 2021	Nine months ended December 31, 2020
ORDINARY INCOME/EXPENSE
Income
Sales	$39,281	$154,782	$856,066	$808,598
TOTAL INCOME	39,281	154,782	856,066	808,598
COGS	331,253	500,976	698,574	982,768
GROSS PROFIT	(291,972)	(346,194)	157,492	(174,171)

OPERATING EXPENSES
Depreciation Expense	13,972	14,124	42,069	42,631
General and Administrative Expenses	193,776	47,661	397,616	78,706
Professional Fees	2,641	8,867	46,314	22,788
Rent Expenses	303	308	887	795
TOTAL OPERATING EXPENSES	210,692	70,960	486,886	144,920

OTHER (EXPENSES) INCOME	153,330	(9)	210,072	1,071

NET INCOME (LOSS) FROM OPERATIONS	$(349,334)	$(417,163)	$(119,322)	$(318,020)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(349,334)	$(417,163)	$(119,322)	$(318,020)

Other comprehensive income (loss):
Foreign currency translation adjustment	$(1,539)	$9,769	$(30,162)	$20,367

COMPREHENSIVE INCOME (LOSS)	$(350,873)	$(407,394)	$(149,484)	$(297,653)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,316,083	26,281,600	26,316,083	26,281,600

See accompanying notes, which are an integral part of these financial statements

5 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statement of Stockholders’ Equity Nine months ended December 31, 2021 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2020	1,064,080	$ 1,064	—	$ —	$ 28,288	$ —	$ (67,038)	$ (37,686)
Common Shares issued	25,217,520	25,218	—	—	(25,218)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	2,396	—	2,396
Net income (loss) for the three-months period	—	—	—	—	—	—	48,681	48,681
Balance, June 30, 2020	26,281,600	26,282	—	—	3,070	2,396	(18,357)	13,391
Capital contribution	—	—	—	—	1,172	—	—	1,172
Foreign currency translation adjustment	—	—	—	—	—	8,202	—	8,202
Net income (loss) for the three-months period	—	—	—	—	—	—	50,462	50,462
Balance, September 30, 2020	26,281,600	26,282	—	—	4,242	10,598	32,105	73,227
Preferred Shares issued	—	—	5,000,000	3,950	(3,950)	—	—	—
Foreign currency translation adjustment	—	—	—		43	9,769	—	9,812
Net income (loss) for the three-months period	—	—	—	—	—	—	(417,163)	(417,163)
Balance, December 31, 2020	26,281,600	$ 26,282	5,000,000	$ 3,950	$ 335	$ 20,367	$ (385,058)	$ (334,124)
Balance, March 31, 2021	26,281,600	$ 26,282	5,000,000	$ 3,950	$ 293	$ 11,392	$ (369,330)	$ (327,413)
Foreign currency translation adjustment	—	—	—	—	15	(1,669)	—	(1,654)
Net income (loss) for the three-months period	—	—	—	—	—	—	396,328	396,328
Balance, June 30, 2021	26,281,600	26,282	5,000,000	3,950	308	9,723	26,998	67,261
Conversion of Notes Payable into Common Shares	34,483	34	—	—	59,966	—	—	60,000
Foreign currency translation adjustment	—	—	—	—	(13)	(26,954)	—	(26,967)
Net income (loss) for the three-months period	—	—	—	—	—	—	(166,316)	(166,316)
Balance, September 30, 2021	26,316,083	26,316	5,000,000	3,950	60,261	(17,231)	(139,318)	(66,022)
Foreign currency translation adjustment	—	—	—	—	(45)	(1,539)	—	(1,584)
Net income (loss) for the three-months period	—	—	—	—	—	—	(349,334)	(349,334)
Balance, December 31, 2021	26,316,083	$ 26,316	5,000,000	$ 3,950	$ 60,216	$ (18,770)	$ (488,652)	$ (416,940)

See accompanying notes, which are an integral part of these financial statements

6 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statement of Cash Flows

Nine months ended December 31, 2021 (Unaudited) and 2020

	Nine months ended December 31, 2021	Nine months ended December 31, 2020
OPERATING ACTIVITIES
Net Income	$(119,322)	$(318,020)
Foreign currency translation adjustment	(30,207)	20,367
Adjustments to reconcile Net Income to net cash used in operations:
Accumulated depreciation	24,586	40,201
Accounts Payable	(254,349)	393,685
Accounts Receivables	3,933	23,209
Accrued Liabilities	(2,367)	513
Accrued Payroll	90,000	23,485
Deferred Expenses	1,938	(51)
Loan Receivable	(97,002)	80,977
Retainers from Customers	(375,199)	56,855
Prepaid Expenses	128,454	(266,168)
Prepaid Taxes	(314)	(452)
Prepaid Rent	(104)	80
Purchase of goods for resale	—	(122,931)
Net cash used in Operating Activities	(629,953)	(68,250)
INVESTING ACTIVITIES
Vehicles acquisition cost	$33,719	$20,173
Net cash provided by Investing Activities	33,719	20,173
FINANCING ACTIVITIES
Additional paid in capital	$—	$1,215
Loan from Related Parties	79,516	19,934
Loan Payable	460,932	29,141
Net cash provided by Financing Activities	540,448	50,290
Net cash increase for period	$(55,786)	$2,213
Cash at beginning of period	$60,364	$27,301
Cash at end of period	$4,578	$29,514

See accompanying notes, which are an integral part of these financial statements

7 | Page

TREND INNOVATIONS HOLDING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021

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

8 | Page

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of December 31, 2021. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by Trend Innovations Holding Inc. in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2021 and for the related periods presented.

The results for the nine months ended December 31, 2021, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $4,578 of cash as of December 31, 2021.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company’s subsidiary Itnia Co. LLC had $75,175 in prepaid expenses as of December 31, 2021 (March 31, 2021 – $203,628). Prepaid expenses consist of prepaid services.

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

For the nine months ended December 31, 2021, foreign currency transaction gain was ($30,162).

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

10 | Page

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through December 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the nine months period ended December 31, 2021, our net income (loss) was ($119,322) and comprehensive loss was ($149,484).

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

Note 4 – FIXED ASSETS

As of December 31, 2021, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $1,000 as of December 31, 2021.

Note 5 – INTANGIBLE ASSETS

As of December 31, 2021, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of December 31, 2021.

As of December 31, 2021, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $81,166 as of December 31, 2021.

As of December 31, 2021, the total amount of Capitalized Application Development Costs was $16,234.

In December 2019 and March 2020 the Company purchased an RSS Database. As of December 31, 2021, the total amount of RSS Database was $149,000. Depreciation expense of RSS Database was $30,000 as of December 31, 2021.

11 | Page

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through December 31, 2021, our president has loaned to the Company $12,131. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of December 31, 2021. The advances are interest-free and due on demand.

The Company’s subsidiary Itnia Co. LLC received $5,361 as advances from related parties as of December 31, 2021. The advances are interest-free and due on demand.

As of December 31, 2021, the Company has an outstanding debt to Mr. Mikhail Bukshpan, our Treasurer, COO and Director, who is also the owner of Itina Co. LLC. The amount of such debt is $99,000.

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

Note 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000, $0.001 par value shares of preferred stock authorized as of December 31, 2021.

There were 5,000,000 shares of preferred stock issued and outstanding as of December 31, 2021.

Common Stock

The Company has 250,000,000, $0.001 par value shares of common stock as of December 31, 2021.

The Board of Directors and Majority Stockholder resolved on July 12, 2021 that 34,483 Common Shares shall be issued to Mr. Oleg Sapojnicov in exchange for Convertible Note in the amount of $60,000.

There were 26,316,083 shares of common stock issued and outstanding as of December 31, 2021.

Warrants

No warrants were issued or outstanding as of December 31, 2021.

12 | Page

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company rents an office at 44A Gedimino avenue, Vilnius, 01110, Lithuania.

Note 10 - CONCENTRATION RISK

The Company is potentially subject to concentration risk in its sales revenue.

Major Customer

The Company has one major customer that accounted for approximately 41% and $354,855 of sales for the nine months ended December 31, 2021. The Company expects to maintain this relationship with the customer.

Note 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2021, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

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

On June 28, 2019, Trend Innovations Holding Inc. acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to March 31, 2021 the Company acquired additional 50,000 processed sources. As of December 31, 2021, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

Results of operations

Results of Operations for the three and nine months ended December 31, 2021 and 2020:

Revenue

For the three months ended December 31, 2021 and 2020 the Company generated total revenue of $39,291 and $154,782, respectively.

For the nine months ended December 31, 2021 and 2020 the Company generated total revenue of $856,066 and $808,598, respectively.

Operating expenses

Total operating expenses for the three months ended December 31, 2021 and 2020 were $210,692 and $70,960. The operating expenses for the three months ended December 31, 2021 included $13,972 in depreciation expenses; $193,776 in general and administrative expenses; $2,641 in professional fees; $303 in rent expense. The operating expenses for the three months ended December 31, 2020 included $14,124 in depreciation expenses; $47,661 in general and administrative expenses; $8,867 in professional fees; $308 in rent expense.

Total operating expenses for the nine months ended December 31, 2021 and 2020 were $486,886 and $144,920. The operating expenses for the nine months ended December 31, 2021 included $42,069 in depreciation expenses; $397,616 in general and administrative expenses; $46,314 in professional fees; $887 in rent expense. The operating expenses for the nine months ended December 31, 2020 included $42,631 in depreciation expenses; $78,706 in general and administrative expenses; $22,788 in professional fees; $795 in rent expense.

14 | Page

Net Loss/Income

The net loss for the three months ended December 31, 2021 and 2020 was $349,334 and $417,163 accordingly.

The net loss for the nine months ended December 31, 2021 and 2020 was $119,322 and $318,020 accordingly.

Nine Months Period Ended December 31, 2021

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, the Company had $4,578 of cash and our liabilities were $844,031, comprised of an amount owed to the directors of the Company and its subsidiary; accounts payable; loans payable; notes payable and retainers from customers.

As of December 31, 2021, our total assets were $427,091. Total assets were comprised of $291,358 in current assets, $500 in fixed assets and $135,233 in intangible assets.

As of December 31, 2021, our current liabilities were $844,031 and Stockholders’ deficit was $416,940.

CASH FLOWS FROM OPERATING ACTIVITIES

As of December 31, 2021, the Company used $(629,953) of cash flows in operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

As of December 31, 2021, the Company generated $33,719 of cash flows in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

As of December 31, 2021, the Company generated $540,448 of cash flows in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

No unregistered shares were sold during the nine-month period ended December 31, 2021.

16 | Page

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the nine-month period ended December 31, 2021.

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

Dated: February 14 , 2022	TREND INNOVATIONS HOLDING INC.

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

17 | Page