Form 10-K
period 2022-03-31
TREND INNOVATIONS HOLDING INC.
filed 2022-06-29
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ]        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]        No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ]        No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes [ ]        No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,316,083 common shares issued and outstanding as of June 29, 2022

2 | Page

3 | Page

PART I

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

On June 28, 2019, Trend Innovations Holding Inc. acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to March 31, 2022 the Company acquired additional 50,000 processed sources. As of March 31, 2022, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

Item 1A.  Risk Factors

We are dependent on three customers for the majority of our Total Sales Revenue.

Our primary customers are responsible for generating 69% of our Total Sales Revenue. The loss of these three customers or the reduction in current business operations would have a material adverse effect on us as we would not have sufficient capital to continue operations for an extended period of time. We may be unsuccessful in our continuous efforts to acquire new customers to further diversify the sources of our revenue.

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

Number of Holders

As of March 31, 2022, the 26,316,083 issued and outstanding shares of common stock were held by a total of 104 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2022 and 2021.

Recent Sales of Unregistered Securities

The Company has 255,000,000, $0.001 par value shares of common stock authorized.

There were 26,316,083 shares of common stock issued and outstanding as of June 29, 2022.

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

FISCAL YEAR ENDED MARCH 31, 2022 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2021

Our net losses for the fiscal years ended March 31, 2022 and 2021 were $126,521 and $302,292. During fiscal years ended March 31, 2022 and 2021 the Company generated total revenue of $921,306 and $1,214,106, respectively.

During the fiscal year ended March 31, 2022, we incurred total operating expenses of $553,920 compared to $287,188 incurred during fiscal year ended March 31, 2021.

The operating expenses for the year ended March 31, 2022, included depreciation expense of $47,767; general and administrative expenses of $449,361; professional fees of $55,599 and rent expense of $1,193.

6 | Page

The operating expenses for the year ended March 31, 2021, included depreciation expense of $56,754; general and administrative expenses of $205,301; professional fees of $24,338 and rent expense of $795.

The weighted average number of shares outstanding was 26,316,083 for the fiscal year ended March 31, 2022 and 26,281,600 for the fiscal year ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

FISCAL YEAR ENDED MARCH 31, 2022 and 2021

As of March 31, 2022, our total assets were $454,664 comprised of $330,872 in current assets, $425 in fixed assets; $123,367 in intangible assets and our total liabilities were $860,224.

As of March 31, 2021, our total assets were $868,680 comprised of $672,704 in current assets, $23,205 in fixed assets; $170,833 in intangible assets; $1,938 in other assets and our total liabilities were $1,136,761.

Stockholders’ equity increased from $(327,413) as of March 31, 2021 to $(405,561) as of March 31, 2022.

CASH FLOWS FROM OPERATING ACTIVITIES

For the fiscal year ended March 31, 2022, net cash flows used in operating activities was $(535,008). As of March 31, 2021, net cash flows used in operating activities was $(23,090).

CASH FLOWS FROM INVESTING ACTIVITIES

For the fiscal year ended March 31, 2022, net cash flows used in investing activities was $33,719. As of March 31, 2021, net cash flows used in investing activities was $21,368.

CASH FLOWS FROM FINANCING ACTIVITIES

For the fiscal year ended March 31, 2022, net cash from financing activities was $474,214 consisting of loan from related parties. As of March 31, 2021, net cash from financing activities was $34,785 consisting of capital stock issued and loan from related parties.

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

7 | Page

Recent developments

Trend Innovations Holding Inc. successfully completed several phases of business development in May 2022. The company's main project is the application Thy News, which has news aggregator functionality. The application enables the user to interact with the information environment and provides service personalization. In one application, the user receives real-time news updates as well as the selection and customization of articles based on his own topic preferences.

In March 2022 the extension of the interface's functionality has now been successfully implemented. The integration with YouTube has been added, which allows users to stay up-to-date with the latest news trends. The application's databases have been relocated to more powerful servers, resulting in faster page updates for users. The benefits of improvements included increased security, higher performance, and improved centralized management to ensure continuous operation. The popularity of the application increased as a result of strategic decisions and implementation.

Investments in website

In February 2021 Trend Innovations Holding Inc launched the first version of the chatbot advisor with Al, the function of chat-bot provides an easy way to find the requested information within the scope of the company’s activities. The company believes that the development of connections with users based on artificial intelligence has resulted in the company's business growth.

The company intends to continue to improve the dialogue base and the user experience, giving the impression that they are speaking with a real person.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

8 | Page

TREND INNOVATIONS HOLDING INC.

FINANCIAL STATEMENTS

For the year ended March 31, 2022 and March 31, 2021

9 | Page

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Trend Innovations Holding Inc. (Formerly FreeCook)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trend Innovations Holding Inc. (Formerly FreeCook). (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), for each of the two years in the period ended March 31, 2022 ,and cash flows for the fiscal year ended March 31, 2022, and the related notes and schedules (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021 and the results of its operations and its cash flows for the fiscal year ended March 31, 2022, in conformity with the accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $ 496,020 and a negative cash flow from operations amounting to $126,521 for the year ended March 31, 2022. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

Basis of Opinion

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

Critical Audit Matters

Concentration of risk

As discussed in Note10 to the financial statements, The Company is potentially subject to concentration risk in its sales revenue and from three major customers.

Major Customer

The Company has three major customers that accounted for approximately 69% and $640,182 of sales for the year ended March 31, 2022. The Company expects to maintain this relationship with the customers.

We identified the Company’s concentration risk in its sales revenue and from three major customers as a critical audit matter.

The procedures performed to address the matter included;

Testing the sales invoices and collections of revenue during the year, confirming the accounts receivable at year end, examining subsequent cash collections and inquiry of the Company’s risk management.

DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2019.

Newhall, California

June 29, 2022

10 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Balance Sheets

	March 31, 2022	March 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$33,289	$60,364
Prepaid Expenses	126,162	203,628
Loan Receivable	167,558	291,363
Accounts Receivable	3,765	63,629
Prepaid Rent	98	—
Prepaid Taxes	—	1,309
Total Current Assets	330,872	620,293
Fixed Assets
Accumulated depreciation	(1,075)	(12,015)
Furniture and Equipment	1,500	1,500
Vehicles	—	33,720
Total Fixed Assets	425	23,205
Intangible Assets
Accumulated depreciation	(131,394)	(83,928)
App Development Cost	97,400	97,400
RSS Database	149,000	149,000
Website Development	8,361	8,361
Total Intangible Assets	123,367	170,833
Other Assets
Deferred expenses	—	1,938
Total Other Assets	—	1,938
TOTAL ASSETS	$454,664	$816,269
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Liabilities	$2,816	$1,167
Accrued Payroll	191,000	72,554
Accounts Payable	1,986	270,923
Loan from Related Parties (note 6)	154,938	207,918
Convertible Notes Payable (note 7)	169,500	60,000
Loan Payable	176,432	6,921
Notes payable - Related Party	99,000	149,000
Retainers from Customers	64,553	375,199
Total Current Liabilities	860,225	1,143,682
Total Liabilities	860,225	1,143,682
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 and 5,000,000 common shares issued and outstanding respectively	3,950	3,950
Common stock, $0.001 par value, 250,000,000 shares authorized; 26,316,083 and 26,281,600 common shares issued and outstanding respectively	26,316	26,282
Additional paid in capital	60,193	293
Accumulated other comprehensive income	(169)	11,392
Accumulated deficit	(495,851)	(369,330)
Total Stockholders’ Equity (Deficit)	(405,561)	(327,413)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$454,664	$816,269

The accompanying notes are an integral part of these financial statements.

11 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statements of Operations

	Year ended March 31, 2022	Year ended March 31, 2021
ORDINARY INCOME/EXPENSE
Income
Sales	$921,306	$1,214,106
TOTAL INCOME	921,306	1,214,106
COGS	710,512	1,230,642
GROSS PROFIT	210,794	(16,536)

OPERATING EXPENSES
Depreciation Expense	47,767	56,754
General and Administrative Expenses	449,361	205,301
Professional Fees	55,599	24,338
Rent Expenses	1,193	795
TOTAL OPERATING EXPENSES	553,920	287,188

OTHER (EXPENSES) INCOME	216,605	1,432

NET INCOME (LOSS) FROM OPERATIONS	$(126,521)	$(302,292)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(126,521)	$(302,292)

Other comprehensive income (loss):
Foreign currency translation adjustment	$(11,561)	$11,392

COMPREHENSIVE INCOME (LOSS)	$(130,082)	$(290,900)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,316,083	26,281,600

See accompanying notes, which are an integral part of these financial statements

12 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statement of Stockholders’ Equity

As of March 31, 2022

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, March 31, 2020	1,064,080	$ 1,064	—	$ —	$ 28,288	$ —	$ (67,038)	$ (37,686)
Common Shares issued	25,217,520	25,218	—	—	(25,218)	—	—	—
Preferred Shares issued	—	—	5,000,000	3,950	(3,950)	—	—	—
Capital contribution	—	—	—	—	1,172	—	—	1,172
Foreign currency translation adjustment	—	—	—			11,392		11,392
Net income (loss) for the year ended March 31, 2021	—	—	—	—	—	—	(302,292)	(302,292)
Balance, March 31, 2021	26,281,600	$ 26,282	5,000,000	$ 3,950	$ 293	$ 11,392	$ (369,330)	$ (327,413)

Conversion of Notes Payable into Common Shares	34,483	34	—	—	59,966	—	—	60,000
Foreign currency translation adjustment	—	—	—	—	(66)	(11,561)	—	(11,627)
Net income (loss) for the year ended March 31, 2022	—	—	—	—	—	—	(126,521)	(126,521)
Balance, March 31, 2022	26,316,083	$ 26,316	5,000,000	$ 3,950	$ 60,193	$ (169)	$ (495,851)	$ (405,561)

The accompanying notes are an integral part of these financial statements.

13 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statement of Cash Flows

	Year ended March 31, 2022	Year ended March 31, 2021
OPERATING ACTIVITIES
Net Income	$(126,521)	$(248,022)
Foreign currency translation adjustment	(11,561)	9,533
Adjustments to reconcile Net Income to net cash used in operations:
Accumulated depreciation	36,527	53,927
Accounts Payable	(268,936)	220,106
Accounts Receivables	59,864	(34,055)
Accrued Liabilities	(972)	(12,380)
Accrued Payroll	121,000	72,554
Deferred Expenses	1,938	17
Loan Receivable	(114,378)	(210,386)
Retainers from Customers	(310,646)	372,453
Prepaid Expenses	77,466	(246,796)
Prepaid Taxes	1,309	(210)
Prepaid Rent	(98)	55
Purchase of goods for resale	—	114
Net cash used in Operating Activities	(535,008)	(23,090)
INVESTING ACTIVITIES
Vehicles acquisition cost	$33,719	$21,368
Net cash provided by Investing Activities	33,719	21,368
FINANCING ACTIVITIES
Additional paid in capital	$—	$1,173
Loan from Related Parties	92,372	26,691
Loan Payable	381,842	6,921
Net cash provided by Financing Activities	474,214	34,785
Net cash increase for period	$(27,075)	$33,063
Cash at beginning of period	$60,364	$27,301
Cash at end of period	$33,289	$60,364

Supplemental disclosure of non-cash investing and financing activities: Right-of-use assets obtained in exchange for lease obligations	$—	$(320)

The accompanying notes are an integral part of these financial statements.

14 | Page

TREND INNOVATIONS HOLDING INC.

NOTES TO THE FINANCIAL STATEMENTS

As of March 31, 2022

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

15 | Page

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of March 31, 2022. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $33,289 of cash as of March 31, 2022.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company’s subsidiary Itnia Co. LLC had $126,162 in prepaid expenses as of March 31, 2022 (March 31, 2021 – $203,628). Prepaid expenses consist of prepaid services.

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

For the year ended March 31, 2022, foreign currency transaction gain was ($30,199).

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

17 | Page

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through March 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended March 31, 2022, our net income (loss) was ($126,521) and comprehensive loss was ($156,720).

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

Note 4 – FIXED ASSETS

As of March 31, 2022, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $1,075 as of March 31, 2022.

Note 5 – INTANGIBLE ASSETS

As of March 31, 2022, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of March 31, 2022.

As of March 31, 2022, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $89,283 as of March 31, 2022.

As of December 31, 2021, the total amount of Capitalized Application Development Costs was $8,117.

In December 2019 and March 2020 the Company purchased an RSS Database. As of March 31, 2022, the total amount of RSS Database was $149,000. Depreciation expense of RSS Database was $33,750 as of March 31, 2022.

18 | Page

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through March 31, 2022, our president has loaned to the Company $25,131. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of March 31, 2022. The advances are interest-free and due on demand.

The Company’s subsidiary Itnia Co. LLC received $5,217 as advances from related parties as of March 31, 2022. The advances are interest-free and due on demand.

As of March 31, 2022, the Company has an outstanding debt to Mr. Mikhail Bukshpan, our Treasurer, COO and Director, who is also the owner of Itina Co. LLC. The amount of such debt is $99,000.

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

Note 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000, $0.001 par value shares of preferred stock authorized as of March 31, 2022.

There were 5,000,000 shares of preferred stock issued and outstanding as of March 31, 2022.

Common Stock

The Company has 250,000,000, $0.001 par value shares of common stock as of March 31, 2022.

The Board of Directors and Majority Stockholder resolved on July 12, 2021 that 34,483 Common Shares shall be issued to Mr. Oleg Sapojnicov in exchange for Convertible Note in the amount of $60,000.

There were 26,316,083 shares of common stock issued and outstanding as of March 31, 2022.

Warrants

No warrants were issued or outstanding as of March 31, 2022.

19 | Page

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company rents an office at 44A Gedimino avenue, Vilnius, 01110, Lithuania.

Note 10 - CONCENTRATION RISK

The Company is potentially subject to concentration risk in its sales revenue.

Major Customer

The Company has three major customers that accounted for approximately 69% and $640,182 of sales for the year ended March 31, 2022. The Company expects to maintain this relationship with the customer.

Note 11 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2022, the Company had net operating loss carry forwards of approximately $495,851 that may be available to reduce future years’ taxable income in varying amounts through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2022, was approximately $124,129. The net change in valuation allowance during the year ended March 31, 2022, was $(37,966). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2022. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

For the years ended March 31, 2022 and 2021, the provision for Federal income tax consists of the following:

	March 31, 2022	March 31, 2021
Non-current deferred tax assets:
Net operating loss carry forward	$(495,851)	$(315,060)
Total deferred tax assets	(104,128)	(66,163)
Valuation allowance	$104,128	$66,163
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended March 31, 2021 and 2020, as follows:

	March 31, 2022	March 31, 2021
Computed “expected” tax expense (benefit)	(495,851)	(315,060)
Change in valuation allowance	$(37,966)	$(66,163)
Actual tax expense (benefit)	-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to March 31, 2022, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

 21 | Page

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
2.	We did not maintain appropriate cash controls – As of March 31, 2022, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.
3.	We did not implement appropriate information technology controls – As at March 31, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Natalija Tunevic	63	President and Director
Mikhail Bukshpan	47	Director and Treasurer

From November 6, 2017 to present, Natalija Tunevic has acted as our President, Treasurer, Secretary and Director. From 2006 to 2016, Ms. Tunevic was developing her experience in cooking industry and organizing masterclasses while also being a Senior Social Worker of Republic of Lithuania.

From October 19, 2020 to June 28, 2022, Mikhail Bukshpan has acted as our Treasurer, Chief Operations Officer and Director. From August 2019, Mr. Bukshpan has acted as an owner of Itnia Co. LLC, a Wyoming limited liability company designed to operate in the field of creating databases. From July 2016 to present, Mr. Bukshpan worked as a Content Manager Specialist at iGotOffer and was responsible for maintaining the company’s web appearance.

On June 29, 2022, Mikhail Bukshpan resigned as the Company’s Treasurer, Director and Chief Executive Officer. The resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. As a result of Mr. Bukshpan’s resignation, Mr. Racius was appointed as Treasurer, Director and Chief Executive Officer of the Company on June 29, 2022.

Vitalis Racius has served on our Board of Directors since June 2022. Mr. Racius has more than 5 years of entrepreneurial experience. Mr. Racius has been engaged in the management several private companies. Mr. Racius holds an economic degree from the Kazimieras Simonavicius University. We believe that Mr. Racius is qualified to serve on our Board of Directors due to his considerable background.

22 | Page

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended March 31, 2022 and 2021:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Natalija Tunevic President and Director	March 31, 2022	66,000	-0-	-0-	-0-	-0-	-0-	-0-	66,000
	March 31, 2021	27,000	20,000	-0-	-0-	-0-	-0-	-0-	47,000
Mikhail Bukshpan Director and Treasurer	March 31, 2022	54,000	-0-	-0-	-0-	-0-	-0-	-0-	54,000
	March 31, 2021	24,000	-0-	-0-	-0-	-0-	-0-	-0-	24,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2022, concerning the number of shares of common stock beneficially owned by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Natalija Tunevic	1,000,000	3.8%
Preferred Stock	Natalija Tunevic	5,000,000	100%
Common Stock	Mikhail Bukshpan	3,000,000	11.4%

The percent of class is based on 26,316,083 shares of common stock and 5,000,000 of preferred stock issued and outstanding as of the date of this annual report.

23 | Page

Item 13. Certain Relationships and Related Transactions

There are no promoters of the company, and have been none, as defined in Item 404(c)(1)(i) of Regulation S-K, other than the Company’s president Natalija Tunevic.

During the year ended March 31, 2022, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of March 31, 2022, our president had loaned $25,131 to the Company to provide working capital for its business operations.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2022, we incurred approximately $26,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our March 31, 2021 financial statements and for the reviews of our financial statements for the quarters ended December 31, 2020, June 30, 2021, September 30, 2021 and December 31, 2021.

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

Dated: June 29, 2022	TREND INNOVATIONS HOLDING INC.

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President and Director
(Principal Executive, Financial and Accounting Officer)

24 | Page