Form 10-Q
period 2022-06-30
TREND INNOVATIONS HOLDING INC.
filed 2022-08-19
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,231,083 common shares issued and outstanding as of August 19, 2022.

TREND INNOVATIONS HOLDING INC.

QUARTERLY REPORT ON FORM 10-Q

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

3 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Balance Sheets

	June 30, 2022 (Unaudited)	March 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$22,465	$33,289
Prepaid Expenses	49,004	126,162
Loan Receivable	158,071	167,558
Accounts Receivable	13,828	3,765
Prepaid Rent	104	98
Total Current Assets	243,472	330,872
Fixed Assets
Accumulated depreciation	(1,150)	(1,075)
Furniture and Equipment	1,500	1,500
Total Fixed Assets	350	425
Intangible Assets
Accumulated depreciation	(143,261)	(131,394)
App Development Cost	126,850	97,400
Chatbot Development	4,060
RSS Database	149,000	149,000
Website Development	8,361	8,361
Total Intangible Assets	145,010	123,367
TOTAL ASSETS	$388,832	$454,664
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Liabilities	$4,985	$2,816
Accrued Payroll	221,000	191,000
Accounts Payable	70,849	1,986
Loan from Related Parties (note 6)	185,622	154,938
Convertible Notes Payable (note 7)	169,500	169,500
Loan Payable	5,056	176,432
Notes payable - Related Party	72,837	99,000
Retainers from Customers	99,000	64,553
Total Current Liabilities	828,849	860,225
Total Liabilities	828,849	860,225
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 and 5,000,000 common shares issued and outstanding respectively	3,950	3,950
Common stock, $0.001 par value, 250,000,000 shares authorized; 26,316,083 and 26,281,600 common shares issued and outstanding respectively	26,316	26,316
Additional paid in capital	60,130	60,193
Accumulated other comprehensive income	(4,800)	(169)
Accumulated deficit	(525,613)	(495,851)
Total Stockholders’ Equity (Deficit)	(440,017)	(405,561)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$388,832	$454,664

See accompanying notes, which are an integral part of these financial statements

4 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statements of Operations

Three months ended June 30, 2021 and 2021 (Unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021
ORDINARY INCOME/EXPENSE
Income
Sales	$127,357	$758,015
TOTAL INCOME	127,357	758,015
COGS	102,866	215,113
GROSS PROFIT	24,491	542,902

OPERATING EXPENSES
Depreciation Expense	11,942	14,075
General and Administrative Expenses	37,305	104,028
Professional Fees	8,570	28,202
Rent Expenses	304	269
TOTAL OPERATING EXPENSES	58,121	146,574

OTHER (EXPENSES) INCOME	3,868	1,432

NET INCOME (LOSS) FROM OPERATIONS	$(29,762)	$396,328

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(29,762)	$396,328

Other comprehensive income (loss):
Foreign currency translation adjustment	$(4,631)	$(1,669)

COMPREHENSIVE INCOME (LOSS)	$(34,393)	$394,659

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,316,083	26,281,600

See accompanying notes, which are an integral part of these financial statements

5 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statement of Stockholders’ Equity

Three months ended June 30, 2022 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, March 31, 2021	26,281,600	$ 26,282	5,000,000	$ 3,950	$ 293	$11,392	$ (369,330)	$ (327,413)
Foreign currency translation adjustment	—	—	—	—	15	(1,669)	—	(1,654)
Net income (loss) for the three-months period	—	—	—	—	—	—	396,328	396,328
Balance, June 30, 2021	26,281,600	$ 26,282	5,000,000	$ 3,950	$ 308	$9,723	$ 26,998	$ 67,261
Balance, March 31, 2022	26,316,083	$ 26,316	5,000,000	$ 3,950	$ 60,193	$(169)	$ (495,851)	$ (405,561)
Foreign currency translation adjustment	—	—	—	—	(63)	(4,631)	—	(4,694)
Net income (loss) for the three-months period	—	—	—	—	—	—	(29,762)	(29,762)
Balance, June 30, 2022	26,316,083	$ 26,316	5,000,000	$ 3,950	$ 60,130	$(4,800)	$ (525,613)	$ (440,017)

See accompanying notes, which are an integral part of these financial statements

6 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statement of Cash Flows

Three months ended June 30, 2022 and 2021 (Unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021
OPERATING ACTIVITIES
Net Income	$(29,762)	$396,328
Foreign currency translation adjustment	(4,631)	(1,669)
Adjustments to reconcile Net Income to net cash used in operations:
Accumulated depreciation	11,942	14,214
Accounts Payable	68,863	(56,812)
Accounts Receivables	(10,063)	(168,324)
Accrued Liabilities	2,106	581
Accrued Payroll	30,000	33,488
Deferred Expenses	—	1,938
Loan Receivable	9,487	20,749
Retainers from Customers	(59,497)	(332,189)
Prepaid Expenses	77,158	34,879
Prepaid Taxes	—	(16)
Prepaid Rent	(7)	(107)
Net cash used in Operating Activities	95,596	(56,940)
INVESTING ACTIVITIES
Chatbot Development	$(4,060)	$—
Mobile App Update	(29,450)	—
Vehicles acquisition cost	—	(419)
Net cash provided by Investing Activities	(33,510)	(419)
FINANCING ACTIVITIES
Additional paid in capital	$—	$15
Loan from Related Parties	30,684	15,884
Loan Payable	(103,594)	86
Net cash provided by Financing Activities	(72,910)	15,985
Net cash increase for period	$(10,824)	$(41,374)
Cash at beginning of period	$33,289	$60,364
Cash at end of period	$22,465	$18,990

See accompanying notes, which are an integral part of these financial statements

7 | Page

TREND INNOVATIONS HOLDING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2022

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

8 | Page

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of June 30, 2022. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by Trend Innovations Holding Inc. in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2022 and for the related periods presented.

The results for the three months ended June 30, 2022, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $22,465 of cash as of June 30, 2022.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company had $49,004 in prepaid expenses as of June 30, 2022 (March 31, 2022 – $126,162). Prepaid expenses consist of prepaid services.

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

For the three months ended June 30, 2022, foreign currency transaction gain was ($4,631).

Icnome Taxes

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

10 | Page

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through June 30, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months period ended June 30, 2022, our net income (loss) was ($29,762) and comprehensive loss was ($34,393).

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

Note 4 – FIXED ASSETS

As of June 30, 2022, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $1,150 as of June 30, 2022.

Note 5 – INTANGIBLE ASSETS

As of June 30, 2022, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of June 30, 2022.

As of June 30, 2022, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $89,283 as of June 30, 2022.

As of June 30, 2022, the total amount of Capitalized Application Development Costs was $8,117.

In December 2019 and March 2020 the Company purchased an RSS Database. As of June 30, 2022, the total amount of RSS Database was $149,000. Depreciation expense of RSS Database was $33,750 as of June 30, 2022.

11 | Page

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through June 30, 2022, our president has loaned to the Company $55,816. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of June 30, 2022. The advances are interest-free and due on demand.

The Company’s subsidiary Itnia Co. LLC received $5,216 as advances from related parties as of June 30, 2022. The advances are interest-free and due on demand.

As of June 30, 2022, the Company has an outstanding debt to Mr. Mikhail Bukshpan, our Treasurer, COO and Director, who is also the owner of Itina Co. LLC. The amount of such debt is $99,000.

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

Note 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000, $0.001 par value shares of preferred stock authorized as of June 30, 2022.

There were 5,000,000 shares of preferred stock issued and outstanding as of June 30, 2022.

Common Stock

The Company has 250,000,000, $0.001 par value shares of common stock as of June 30, 2022.

The Board of Directors and Majority Stockholder resolved on July 12, 2021 that 34,483 Common Shares shall be issued to Mr. Oleg Sapojnicov in exchange for Convertible Note in the amount of $60,000.

There were 26,316,083 shares of common stock issued and outstanding as of June 30, 2022.

Warrants

No warrants were issued or outstanding as of June 30, 2022.

12 | Page

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company rents an office at 44A Gedimino avenue, Vilnius, 01110, Lithuania.

Note 10 - CONCENTRATION RISK

The Company is potentially subject to concentration risk in its sales revenue.

Major Customer

The Company has one major customer that accounted for approximately 63% and $79,920 of sales for the three months ended June 30, 2022. The Company expects to maintain this relationship with the customer.

Note 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to June 30, 2022, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

On August 16, 2022 Company issued Mr. Bukshpan 5,915,000 common shares for cancelation of $241,500 debt.

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

On June 28, 2019, Trend Innovations Holding Inc. acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to March 31, 2021 the Company acquired additional 50,000 processed sources. As of June 30, 2022, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

14 | Page

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

Results of operations

Results of Operations for the three months ended June 30, 2022 and 2021:

Revenue

For the three months ended June 30, 2022 and 2021 the Company generated total revenue of $127,357 and $758,015, respectively.

Operating expenses

Total operating expenses for the three months ended June 30, 2022 and 2021 were $58,121 and $146,574. The operating expenses for the three months ended June 30, 2022 included $11,942 in depreciation expenses; $37,305 in general and administrative expenses; $8,570 in professional fees; $304 in rent expense. The operating expenses for the three months ended June 30, 2021 included $14,075 in depreciation expenses; $104,028 in general and administrative expenses; $28,202 in professional fees; $269 in rent expense.

Net Loss/Income

The net income (loss) for the three months ended June 30, 2022 and 2021 was ($29,762) and $396,328 accordingly.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, the Company had $22,465 of cash and our liabilities were $828,849, comprised of an amount owed to the directors of the Company and its subsidiary; accounts payable; loans payable; notes payable and retainers from customers.

As of June 30, 2022, our total assets were $388,832. Total assets were comprised of $243,472 in current assets, $350 in fixed assets and $145,010 in intangible assets.

As of June 30, 2022, our current liabilities were $828,849 and Stockholders’ deficit was $585,377.

CASH FLOWS FROM OPERATING ACTIVITIES

As of June 30, 2022, the Company used $95,596 of cash flows in operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

As of June 30, 2022, the Company generated ($33,510) of cash flows in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

As of June 30, 2022, the Company generated ($72,910) of cash flows in financing activities.

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

15 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

16 | Page

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three-month period ended June 30, 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the three-month period ended June 30, 2022.

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

Dated: August 19, 2022	TREND INNOVATIONS HOLDING INC.

	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

17 | Page