Form 10-Q
period 2022-12-31
TREND INNOVATIONS HOLDING INC.
filed 2023-02-14
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,231,083 common shares issued and outstanding as of February 14, 2023.

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

3 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Balance Sheets

	December 31, 2022 (Unaudited)	March 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$18,812	$33,289
Prepaid Expenses	1,505	126,162
Loan Receivable	62,317	167,558
Accounts Receivable	64,444	3,765
Prepaid Rent	102	98
Total Current Assets	147,180	330,872
Fixed Assets
Accumulated depreciation	(1,300)	(1,075)
Furniture and Equipment	1,500	1,500
Total Fixed Assets	200	425
Intangible Assets
Accumulated depreciation	(150,761)	(131,394)
App Development Cost	126,850	97,400
Chatbot Development	4,060	—
RSS Database	149,000	149,000
Website Development	8,361	8,361
Total Intangible Assets	137,510	123,367
TOTAL ASSETS	$284,890	$454,664
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Liabilities	$10,092	$2,816
Accrued Payroll	189,500	191,000
Accounts Payable	87,001	1,986
Loan from Related Parties (note 6)	216,668	154,938
Convertible Notes Payable (note 7)	169,500	169,500
Loan Payable	21,660	176,432
Notes payable - Related Party	99,000	99,000
Retainers from Customers	30,951	64,553
Total Current Liabilities	824,372	860,225
Total Liabilities	824,372	860,225
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 5,000,000 and 5,000,000 common shares issued and outstanding respectively	3,950	3,950
Common stock, $0.001 par value, 250,000,000 shares authorized; 32,231,083 and 26,316,083 common shares issued and outstanding respectively	32,231	26,316
Additional paid in capital	147,317	60,193
Accumulated other comprehensive income	(3,134)	(169)
Accumulated deficit	(719,846)	(495,851)
Total Stockholders’ Equity (Deficit)	(539,482)	(405,561)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$284,890	$454,664

See accompanying notes, which are an integral part of these financial statements

4 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statements of Operations

Three and nine months ended December 31, 2021 and 2021 (Unaudited)

	Three months ended December 31, 2022	Three months ended December 31, 2021	Nine months ended December 31, 2022	Nine months ended December 31, 2021

ORDINARY INCOME/EXPENSE
Income
Sales	$142,375	$39,281	$276,324	$856,066
TOTAL INCOME	142,375	39,281	276,324	856,066
COGS	213,912	331,253	316,778	698,574
GROSS PROFIT	(71,537)	(291,972)	(40,454)	157,492

OPERATING EXPENSES
Depreciation Expense	3,825	13,972	19,592	42,069
General and Administrative Expenses	36,634	193,776	148,148	397,616
Professional Fees	8,968	2,641	29,554	46,314
Rent Expenses	290	303	898	887
TOTAL OPERATING EXPENSES	49,717	210,692	198,192	486,886

OTHER (EXPENSES) INCOME	10,783	153,330	14,651	210,072

NET INCOME (LOSS) FROM OPERATIONS	$(110,471)	$(349,334)	$(223,995)	$(119,322)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(110,471)	$(349,334)	$(223,995)	$(119,322)

Other comprehensive income (loss):
Foreign currency translation adjustment	$(9,417)	$(1,539)	$(2,965)	$(30,162)

COMPREHENSIVE INCOME (LOSS)	$(119,888)	$(350,873)	$(226,960)	$(149,484)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,316,083	26,316,083	26,316,083	26,316,083

See accompanying notes, which are an integral part of these financial statements

5 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statement of Stockholders’ Equity

Three and nine months ended December 31, 2022 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, March 31, 2021	26,281,600	$ 26,282	5,000,000	$ 3,950	$ 293	$11,392	$ (369,330)	$ (327,413)
Foreign currency translation adjustment	—	—	—	—	15	(1,669)	—	(1,654)
Net income (loss) for the three-months period	—	—	—	—	—	—	396,328	396,328
Balance, June 30, 2021	26,281,600	$ 26,282	5,000,000	$ 3,950	$ 308	$9,723	$ 26,998	$ 67,261
Conversion of Notes Payable into Common Shares	34,483	34	—	—	59,966	—	—	60,000
Foreign currency translation adjustment	—	—	—	—	(13)	(26,954)	—	(26,967)
Net income (loss) for the three-months period	—	—	—	—	—	—	(166,316)	(166,316)
Balance, September 30, 2021	26,281,600	$ 26,282	5,000,000	$ 3,950	$ 60,261	$(17,231)	$ (139,318)	$ (66,022)
Foreign currency translation adjustment	—	—	—	—	(45)	(1,539)	—	(1,584)
Net income (loss) for the three-months period	—	—	—	—	—	—	(349,334)	(349,334)
Balance, December 31, 2021	26,281,600	$ 26,282	5,000,000	$ 3,950	$ 60,216	$(18,770)	$ (488,652)	$ (416,940)
Balance, March 31, 2022	26,316,083	$ 26,316	5,000,000	$ 3,950	$ 60,193	$(169)	$ (495,851)	$ (405,561)
Foreign currency translation adjustment	—	—	—	—	(63)	(4,631)	—	(4,694)
Net income (loss) for the three-months period	—	—	—	—	—	—	(29,762)	(29,762)
Balance, June 30, 2022	26,316,083	$ 26,316	5,000,000	$ 3,950	$ 60,130	$(4,800)	$ (525,613)	$ (440,017)
Conversion of Notes Payable into Common Shares	5,915,000	5,915	—	—	85,585	—	—	91,500
Capital contribution					1,499			1,499
Foreign currency translation adjustment	—	—	—	—	(128)	11,083	—	10,955
Net income (loss) for the three-months period	—	—	—	—	—	—	(83,762)	(83,762)
Balance, September 30, 2022	32,231,083	$ 32,231	5,000,000	$ 3,950	$ 147,086	$6,283	$ (609,375)	$ (419,825)
Foreign currency translation adjustment	—	—	—	—	231	(9,417)	—	(9,186)
Net income (loss) for the three-months period	—	—	—	—	—	—	(110,471)	(110,471)
Balance, December 31, 2022	32,231,083	$ 32,231	5,000,000	$ 3,950	$ 147,317	$(3,134)	$ (719,846)	$ (539,482)

See accompanying notes, which are an integral part of these financial statements

6 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statement of Cash Flows

Nine months ended December 31, 2022 and 2021 (Unaudited)

	Nine months ended December 31, 2022	Nine months ended December 31, 2021
OPERATING ACTIVITIES
Net Income	$(223,995)	$(119,322)
Foreign currency translation adjustment	(2,965)	(30,207)
Adjustments to reconcile Net Income to net cash used in operations:
Accumulated depreciation	19,592	24,586
Accounts Payable	85,015	(254,349)
Accounts Receivables	(60,679)	3,933
Accrued Liabilities	7,275	(2,367)
Accrued Payroll	(1,500)	90,000
Deferred Expenses	—	1,938
Loan Receivable	105,241	(97,002)
Retainers from Customers	(33,602)	(375,199)
Prepaid Expenses	124,658	128,454
Prepaid Taxes	—	(314)
Prepaid Rent	(4)	(104)
Net cash used in Operating Activities	19,036	(629,953)
INVESTING ACTIVITIES
Chatbot Development	$(4,060)	$—
Mobile App Update	(29,450)	—
Vehicles acquisition cost	—	33,719
Net cash provided by Investing Activities	(33,510)	33,719
FINANCING ACTIVITIES
Additional paid in capital	$87,124	$—
Capital Stock	5,915	—
Loan from Related Parties	61,730	79,516
Loan Payable	(154,772)	460,932
Net cash provided by Financing Activities	(3)	540,448
Net cash increase for period	$(14,477)	$(55,786)
Cash at beginning of period	$33,289	$60,364
Cash at end of period	$18,812	$4,578

See accompanying notes, which are an integral part of these financial statements

7 | Page

TREND INNOVATIONS HOLDING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022

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

8 | Page

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of December 31, 2022. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by Trend Innovations Holding Inc. in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2022 and for the related periods presented.

The results for the nine months ended December 31, 2022, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $18,812 of cash as of December 31, 2022.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company had $1,505 in prepaid expenses as of December 31, 2022 (March 31, 2022 – $126,162). Prepaid expenses consist of prepaid services.

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

For the nine months ended December 31, 2022, foreign currency transaction gain was $(2,965).

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

10 | Page

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through December 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the nine months period ended December 31, 2022, our net income (loss) was ($223,995) and comprehensive loss was ($226,960).

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

Note 4 – FIXED ASSETS

As of December 31, 2022, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $1,300 as of December 31, 2022.

Note 5 – INTANGIBLE ASSETS

As of December 31, 2022, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of December 31, 2022.

As of December 31, 2022, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $97,400 as of December 31, 2022.

In December 2019 and March 2020 the Company purchased an RSS Database. As of December 31, 2022, the total amount of RSS Database was $149,000. Depreciation expense of RSS Database was $45,000 as of December 31, 2022.

11 | Page

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through December 31, 2022, our director has loaned to the Company $86,878. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of December 31, 2022. The advances are interest-free and due on demand.

The Company’s subsidiary Itnia Co. LLC received $5,200 as advances from related parties as of December 31, 2022. The advances are interest-free and due on demand.

As of December 31, 2022, the Company has an outstanding debt to Mr. Mikhail Bukshpan, our former Treasurer, COO and Director, who is also the owner of Itina Co. LLC. The amount of such debt is $99,000.

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

Note 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000, $0.001 par value shares of preferred stock authorized as of December 31, 2022.

There were 5,000,000 shares of preferred stock issued and outstanding as of December 31, 2022.

Common Stock

The Company has 250,000,000, $0.001 par value shares of common stock as of December 31, 2022.

The Board of Directors and Majority Stockholder resolved on July 12, 2021 that 34,483 Common Shares shall be issued to Mr. Oleg Sapojnicov in exchange for Convertible Note in the amount of $60,000.

On August 16, 2022 the Company issued Mr. Bukshpan 915,000 common shares for cancelation of $91,500 debt. In addition, on August 16, 2022 the Company issued Mr. Bukshpan 5,000,000 common shares in exchange for the Company’s debt.

There were 32,231,083 shares of common stock issued and outstanding as of December 31, 2022.

12 | Page

Warrants

No warrants were issued or outstanding as of December 31, 2022.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company rents an office at 44A Gedimino avenue, Vilnius, 01110, Lithuania.

Note 10 - CONCENTRATION RISK

The Company is potentially subject to concentration risk in its sales revenue.

Major Customer

The Company has one major customer that accounted for approximately 31% and $85,269 of sales for the nine months ended December 31, 2022. The Company expects to maintain this relationship with the customer.

Note 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2022, through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

On January 9, 2023, the Company transferred to Mikhail Bukshpan all rights, title and interest of one hundred percent (100%) of our wholly owned subsidiary, Itnia Co. LLC, which owns 100% of MB Lemalike Innovations, a Lithuanian IT company, in exchange for return for cancellation of his 5,000,000 common shares of the Company.

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

On June 28, 2019, Trend Innovations Holding Inc. acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to March 31, 2021 the Company acquired additional 50,000 processed sources. As of December 31, 2022, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

On June 29, 2022, Mikhail Bukshpan resigned as the Company’s Treasurer, Director and Chief Operations Officer. The resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. As a result of Mr. Bukshpan’s resignation, Mr. Racius was appointed as Treasurer, Director and Chief Operations Officer of the Company on June 29, 2022.

Vitalis Racius has served on our Board of Directors since June 2022.

From November 6, 2017 to present, Natalija Tunevic has acted as our Director and Chief Executive Officer.

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

14 | Page

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

Results of operations

Results of Operations for the three and nine months ended December 31, 2022 and 2021:

Revenue

For the three months ended December 31, 2022 and 2021 the Company generated total revenue of $142,375 and $39,281, respectively.

For the nine months ended December 31, 2022 and 2021 the Company generated total revenue of $276,324 and $856,066, respectively.

Operating expenses

Total operating expenses for the three months ended December 31, 2022 and 2021 were $49,718 and $210,692. The operating expenses for the three months ended December 31, 2022 included $3,825 in depreciation expenses; $36,634 in general and administrative expenses; $8,968 in professional fees; $290 in rent expense. The operating expenses for the three months ended December 31, 2021 included $13,972 in depreciation expenses; $193,776 in general and administrative expenses; $2,641 in professional fees; $303 in rent expense.

Total operating expenses for the nine months ended December 31, 2022 and 2021 were $198,193 and $486,886. The operating expenses for the nine months ended December 31, 2022 included $19,592 in depreciation expenses; $148,148 in general and administrative expenses; $29,554 in professional fees; $898 in rent expense. The operating expenses for the nine months ended December 31, 2021 included $42,069 in depreciation expenses; $397,616 in general and administrative expenses; $46,314 in professional fees; $887 in rent expense.

Net Loss/Income

The net income (loss) for the three months ended December 31, 2022 and 2021 was $(110,471) and $(349,334) accordingly.

The net income (loss) for the nine months ended December 31, 2022 and 2021 was $(223,995) and $(119,322) accordingly.

15 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, the Company had $18,812 of cash and our liabilities were $824,372, comprised of an amount owed to the directors of the Company and its subsidiary; accounts payable; loans payable; notes payable and retainers from customers.

As of December 31, 2022, our total assets were $284,890. Total assets were comprised of $147,180 in current assets, $200 in fixed assets and $137,510 in intangible assets.

As of December 31, 2022, our current liabilities were $824,372 and Stockholders’ deficit was $539,482.

CASH FLOWS FROM OPERATING ACTIVITIES

As of December 31, 2022, the Company used $19,036 of cash flows in operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

As of December 31, 2022, the Company generated $(33,510) of cash flows in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

As of December 31, 2022, the Company generated $(3) of cash flows in financing activities.

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

16 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the nine-month period ended December 31, 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the nine-month period ended December 31, 2022.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

17 | Page

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND INNOVATIONS HOLDING INC.

Dated: February 14, 2023	By:	/s/	Natalija Tunevic
		Name:	Natalija Tunevic
		Title:	Director
(Principal Executive Officer)

Dated: February 14, 2023	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Director, Treasurer
(Principal Financial and Accounting Officer)

18 | Page