Form 10-K
period 2023-03-31
TREND INNOVATIONS HOLDING INC.
filed 2023-06-30
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2023

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

c/o Eastbiz.com, Inc  5348 Vegas Drive, Las Vegas, NV, 89108

(Address of principal executive offices and Zip Code)

(866) 533-0065

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

Yes [ ]        No [X]

As of September 30, 2022, the market value of our common stock held by non-affiliates was approximately $38,547,169 which is computed based upon the closing price on that date of the Common Stock of the registrant on the OTC QB maintained by OTC Markets Group Inc. of $1.73. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 64,503,811 common shares issued and outstanding as of June 29, 2023.

Documents incorporated by reference: None

2 | Page

3 | Page

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “TREND”, “TREN”, or “the Company,” or “we,” or “us,” and “our” refer to TREND INNOVATIONS HOLDING INC. Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under ‘Risk Factors’ in Part I, Item 1A of this Annual Report on Form 10-K. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under ‘Risk Factors’ in Part I, Item 1A of this Annual Report on Form 10-K as part of your evaluation of an investment in our securities.

●	We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

●	Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

●	The COVID-19 outbreak caused disruptions in our development operations, which have resulted in delays in existing projects and may have additional negative impacts on our operations.

●	Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

●	We have not generated positive cash flow from operations and our ability to generate positive cash flow is uncertain. If we are unable to generate positive cash flow or obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

●	We will require additional capital to support business growth and this capital might not be available on acceptable terms, if at all.

●	We depend upon key personnel and need additional personnel.

●	Our business requires substantial capital and if we are unable to maintain adequate cash flows from operations our profitability and financial condition will suffer and jeopardize our ability to continue operations.

4 | Page

●	There is currently a limited public market for our common stock. Failure to further develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your stock.

●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

●	Because we are quoted on the OTC QB marketplace instead of a national securities exchange, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

●	Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

●	We have not paid dividends in the past and have no immediate plans to pay cash dividends.

●	Shares eligible for future sale may adversely affect the market for our Common Stock.

●	You may experience future dilution as a result of future equity offerings.

●	Our charter documents and Nevada law may inhibit a takeover that stockholders consider favorable.

●	There are limitations on director/officer liability.

●	Penny stock regulations may impose certain restrictions on marketability of our securities.

●	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

PART I

Item 1. Description of Business

TREND INNOVATIONS HOLDING INC. is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of Information Technology consulting services. The Company consider itself native expert in the field of information technology based on artificial intelligence. Recently, the Company acquired Avant! AI™ and InstantFAME™, two technologies operating in multi-billion-dollar industries.

Until said acquisitions, the Company's "Thy News" application was one of the Company's key projects. Thy News is a worldwide application used for processing news from multiple sources. Thy News was created for users who value their time but want to keep up with the latest in world news. The app offers the user the opportunity to create their own news feeds solely from those sources that are of interest to them, as well as creating additional news feeds segmented by topic

In summer 2018, the Company started operations with development of a trading platform for users who cook at home and want to sell their food on the Internet and home-cooked food lovers.

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to March 31, 2023 the Company acquired additional 50,000 processed sources. As of March 31, 2023, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

5 | Page

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

On March 6, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to increase the number of authorized shares of the Company’s common stock from 255,000,000 to 520,000,000 shares (the “Charter Amendment”) of which 500,000,000 shall be common stock, $0.001 par value per share, and 20,000,000 shall be blank check preferred stock, $0.001 par value per share. The term "blank check" refers to preferred stock, the creation and issuance of which is authorized in advance by the stockholders and the terms, rights and features of which are determined by the Board upon issuance. The authorization of such blank check preferred stock would permit the Board to authorize and issue preferred stock from time to time in one or more series.

On March 27, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Convertible Note”) in the aggregate principal amount of $125,100 for a purchase price of $104,250. The DL Convertible Note has a maturity date of June 27, 2024 and the Company has agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of eight percent (8.0%) per annum from the date on which the DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the DL Convertible Note.

The outstanding principal amount of the DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued. Following the 180th day, DL may convert the DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Convertible Note), the DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Convertible Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

The issuances of the DL Note and the DL Convertible Note was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(a)(2) of the Act.

Acquiring Avant! AI Assets

On April 3, 2023, the Company, entered into an Asset Purchase Agreement (“APA”) along with GBT Tokenize Corp. (“Seller”), which Seller developed and owns a proprietary system and method named Avant-Ai, which is a text-generation, deep learning self-training model that is working based on an innovative, unique concept which learns on its own and constantly enhances its information database with the advantage of unsupervised learning capabilities (the “System”).

At closing, in consideration of acquiring the System, the Company shall issue to the Seller 26,000,000 common shares of the Company (the “Shares”). The Shares will be restricted per Rule 144 as promulgated under the Securities Act of 1933, as amended (the “1933 Act”) and Seller agreed to a lock-up period of nine (9) months following closing (the “Lock Up Term”). In the event the Company is unable to up-list to Nasdaq either through a business combination or otherwise prior to the expiration of the Lock Up Term, the Seller may request within three (3) business days of the expiration of the Lock-Up Term, that all transactions contemplated by the APA be unwound.

In addition, the Company and Seller entered into a license agreement regarding the System, granting the Seller a perpetual, irrevocable, non-exclusive, non-transferable license for using the System enabling everyday users to have the experience of trading nft/crypto and become famous according to their artwork creations, without actually performing an actual trade while monetizing on their artwork creations.

Acquiring Instant Fame Assets

6 | Page

On April 3, 2023, the Company, entered into an Asset Purchase Agreement (“Treasure APA”) with Treasure Drive Ltd. (“TD”) pursuant to which the Company agreed to acquire a technology portfolio including certain source codes and pending patent applications which have applications in a variety of areas including creating systems and methods of facilitating digital rating and secured sales of digital works as well as core virtual reality platforms known as digital auction systems, rating and secure sales via open bid auctions (“Instant Fame Assets”).

At closing, in consideration of the Instant Fame Assets, the Company shall issue to TD 5,000 convertible preferred shares of the Company with a stated valued at $5,000 per share each (the “Preferred Shares Series A”). The Preferred Shares Series A may be converted at the option of TD into the Company shares of common stock at a conversion price equal to a 5% discount to the weighted average closing price during the five (5) days prior of such conversion, and will include a 4.99% beneficial ownership limitation. The Preferred Shares Series A will have voting rights on an as converted and will be entitled to a payment equal to the stated value of the Preferred Shares Series A in the event of the Company liquidation only. In the event the Company is unable to up-list to Nasdaq either through a business combination or otherwise prior to the expiration of the Lock Up Term, TD may request within three (3) business days of the expiration of the Lock-Up Term, that all transactions contemplated by the Treasure APA be unwound.

 basis

In addition, the Company and Elentina Group, LLC (“Elentina”) entered into a Service Agreements in which Elentina, was engaged to provide certain capital markets services for a flat quarterly fee of $75,000 paid in shares of common stock (the “Eletina Common Stock”). The Elentina Common Stock to be issued within five days of the first day of quarter during the term (ie January 1, April 1, July 1 and October 1). The Eletina Common Stock shall be fully earned upon issuance. The number of shares of Eletina Common Stock to be issued will be determined by dividing the quarterly fee of $75,000 by the Company’s ten (10) day VWAP, which shall at no point be less than $0.10 per share.

The offer, sale and issuance of the above securities was made to an accredited investor and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated there under with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sales were made to an accredited investor and transfer of the common stock will be restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.

As disclosed above, on April 3, 2023, the Company, entered into an Asset Purchase Agreement (“Treasure APA”) with Treasure Drive Ltd. (“TD”) pursuant to which the Company acquired a technology portfolio including certain source codes and pending patent applications which have applications in a variety of areas including creating systems and methods of facilitating digital rating and secured sales of digital works as well as core virtual reality platforms known as digital auction systems, rating and secure sales via open bid auctions (“Instant Fame Assets”).

At closing, in consideration of the Instant Fame Assets, the Company shall issue to TD 5,000 convertible preferred shares of the Company with a stated valued at $5,000 per share each (the “Preferred Shares Series A”). The Preferred Shares Series A may be converted at the option of TD into the Company shares of common stock at a conversion price equal to a 5% discount to the weighted average closing price during the five (5) days prior of such conversion, and will include a 4.99% beneficial ownership limitation. The Preferred Shares Series A will have voting rights on an as converted and will be entitled to a payment equal to the stated value of the Preferred Shares Series A in the event of the Company liquidation only. In the event the Company is unable to up-list to Nasdaq either through a business combination or otherwise prior to the expiration of the Lock Up Term, TD may request within three (3) business days of the expiration of the Lock-Up Term, that all transactions contemplated by the Treasure APA be unwound.

In connection with the offering, the Company filed a Certificate of Designation to its Articles of Incorporation designating 5,000 shares of its Preferred Stock of Series A.

On April 18, 2023, Vladimir Hanin resigned from the positions of the Chief Financial Officer and Secretary.

On April 20, 2023, the Company and Kenneth L. Waggoner entered into an Executive Compensation Agreement pursuant to which Mr. Waggoner was retained as Chief Executive Officer (“CEO”).

7 | Page

In consideration for serving as CEO, Mr. Waggoner will receive an annual base salary of $720,000 payable in shares of common stock of the Company (the “CEO Shares”), which shall be increased to $1,440,000 upon the Company up-listing to a national exchange. The CEO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of CEO Shares will be issued on a quarterly basis and shall be determined by dividing $180,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. On April 26, 2023, the parties enter into Amendment No. 1 to Executive Compensation Agreement adding to the consideration of Mr. Waggoner for serving as CEO, that If Mr. Waggoner raises sufficient equity financing or other working capital, Mr. Waggoner shall be entitled to an additional bonus to be determine by the Company’s Board of Directors which in any event will not be less than $200,000 payable to the Executive within 30 days of such financing or infusion of capital.

Mr. Waggoner has 45 years of experience in management, business, operations, and law. Mr. Waggoner started his career as an attorney in private practice. From 1986 to 2003, he was senior partner with Brobeck, Phleger and Harrison. From 2003 to 2005, Mr. Waggoner served as the Vice President and General Counsel of Chevron’s global downstream operations. Mr. Waggoner served as the Chief Executive Officer, President and General Counsel of PharmaCyte Biotech, Inc. between 2013 and 2022. During that time, he was also the Chairman of the Board. Mr. Waggoner received his Juris Doctorate with honors in 1973 from Loyola University School of Law in Los Angeles.

Natalija Tunevic resigned as CEO and Director of the Company but will continue to serve as a Secretary of the Company. Mr. Racius was reassigned from the position of Chief Operating Officer to the position of Chief Financial Officer.

The above offers and sales of the CEO Shares were made to Mr. Waggoner, an accredited investor, and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), with regards to the sales. No advertising or general solicitation was employed in offerings the securities. The offer and sale were made to an accredited investor and transfer of the securities was restricted by the Company in accordance with the requirements of the 1933 Act.

On April 27, 2023, the Company and Paul Averill entered into an Employment Agreement pursuant to which Mr. Averill was retained as Chief Operating Officer (“COO”).

In consideration for serving as COO, Mr. Averill will receive an annual base salary of $600,000 payable in shares of common stock of the Company (the “COO Shares”), which shall be increased to $1,200,000 upon the Company up-listing to a national exchange. The COO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of COO Shares to be issued on a quarterly basis shall be determined by dividing $150,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. Mr. Averill shall be paid a one-time $150,000 cash payment no later than thirty (30) days after the Company raises sufficient equity financing or other working capital.

Mr. Averill is an accomplished technology and operational entrepreneur who excels at developing and executing growth strategies for venture and private equity-backed companies. He has extensive experience in building and managing high performance teams that tackle market challenges in creative and innovative ways. From August 2022 to present, Mr. Averill served as the acting CEO of Wired4Tech, Inc., an information technology services and software development company providing a range of technology services including application development, public/private cloud development, outsourcing, performance testing and tuning. Parallel to Wired4Tech, Inc Mr. Averill is acting President and COO of SOS Technologies, LLC, a crisis notification and response-time mitigation, threat surveillance and workplace safety platform. From 2011 to 2022, Mr. Averill was the founder of Wired4Health Inc., a full-service healthcare technology services company focused on data integration, any-to-any data transformation, technology risk assessment, due diligence, data-driven customer product implementations and software development. Wired4Health has implemented data-driven applications for over 3,000+ healthcare organizations and maintains in excess of 25,000 data feeds supporting 123 million unique patients.

The above offers and sales of the COO Shares were made to Mr. Averill, an accredited investor, and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), with regards to the sales. No advertising or general solicitation was employed in offerings the securities. The offer and sale were made to an accredited investors and transfer of the securities was restricted by the Company in accordance with the requirements of the 1933 Act.

On May 8, 2023, the Company and Percy Kwong (“PK”) entered into a Technology Advisor Compensation Agreement pursuant to which PK agreed to provide certain technical consulting services similar in nature to the services a Chief Technology Officer at a Nasdaq listed technology company of the same size as the Company would provide.

8 | Page

In consideration for providing the services, PK will receive a quarterly base compensation of $150,000 payable in shares of common stock of the Company (the “PK Shares”). The PK Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of PK Shares to be issued on a quarterly basis shall be determined by dividing $150,000 (which is the quarterly pay for three months) by 85% of the Company’s VWAP prior to issuance, which shall at no point be less than $0.10 per share. once the Company’s Stock is listed on Nasdaq or any other National Stock Exchange, retroactive to April 15, 2023, the Company shall pay the Advisor a quarterly fee of $250,000 during the Term and any Additional Term.

Effective May 24, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State which changed the Company’s name from Trend Innovations Holding Inc to Avant Technologies Inc. Said name changed was not approved by FINRA as of the date of this report. Effective December 5, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State which changed the Company’s name from FreeCook to Trend Innovations Holding Inc. On May 23, 2023, the Company filed an application with the Financial Industry Regulation Authority (FINRA) in order to change the name and trading symbol of the Company.  The Company is seeking to change the name of the Company from Trend Innovations Holding Inc. to Avant Technologies Inc. to better reflect the current business of the Company.

Employees Identification of Certain Significant Employees.

The Company’s Board Members include: Natalija Tunevic, Secretary, CEO; Ivan Lunegov, President; Vitalis Racius, Director, Treasurer & Principal Accounting and Financial Officer, and Paul Averill, COO. Please refer to Item 11 for more details.

Offices

The Company rents a virtual office at c/o Eastbiz.com, Inc 5348 Vegas Drive, Las Vegas, NV 89108.

Clients and Customers

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

Item 1A.  Risk Factors

 As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors. Despite the fact that we are not required to provide risk factors, we consider the following factors to be risks to our continued growth and development:

WE HAVE A LIMITED OPERATING HISTORY IN AN EVOLVING INDUSTRY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND MAY INCREASE THE RISK THAT WE WILL NOT BE SUCCESSFUL.

We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

●	accurately forecast our revenues and plan our operating expenses;

●	successfully expand our business;

9 | Page

●	assimilate our acquisitions;

●	adapt to rapidly evolving trends in the ways consumers and businesses interact with technology;

●	avoid interruptions or disruptions in the offering of our products and our services;

●	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;

●	hire, integrate and retain talented sales, customer service, technology and other personnel; and

●	effectively manage rapid growth in personnel and operations; and

●	global COVID-19 pandemic

If the demand for our services and/or platforms/products offered or our products under development are not finalized, our business will be harmed. We may not be able to successfully address these risks and difficulties, which could harm our business and results of operations.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR US TO EVALUATE OUR FUTURE BUSINESS PROSPECTS AND MAKE DECISIONS BASED ON THOSE ESTIMATES OF OUR FUTURE PERFORMANCE.

We have a limited operating history and, as a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Reliance on the historical results may not be representative of the results we will achieve. Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or continue to incur losses.

THE COVID-19 OUTBREAK HAS CAUSED DISRUPTIONS IN OUR DEVELOPMENT OPERATIONS, WHICH HAVE RESULTED IN DELAYS ON EXISTING PROJECTS AND MAY HAVE ADDITIONAL NEGATIVE IMPACTS ON OUR OPERATIONS

The Company operates in a high-tech marketplace and relies on professionals and partnerships all over the world, which is impacted by the global pandemic, causing the Company’s resources to be affected. Our business operations have been and may continue to be materially and adversely affected by the coronavirus disease COVID-19.

An outbreak of respiratory illness caused by COVID-19 emerged in Wuhan city, Hubei province, PRC, in late 2019 and expanded globally. COVID-19 is considered to be highly contagious and poses a serious public health threat.

Since then, other measures have been imposed in other countries and major cities in the USA, including Las Vegas, Los Angeles, and throughout the world in an effort to contain the COVID-19 outbreak. The World Health Organization (the “WHO”) is closely monitoring and evaluating the situation. On March 11, 2020, the WHO declared the outbreak of COVID-19 a pandemic, expanding its assessment of the threat beyond the global health emergency it had announced in January. Any outbreak of such epidemic illness or other adverse public health developments in the USA or elsewhere in the world may materially and adversely affect the global economy, our markets and our business. The stay-at-home order was lifted in California on January 25, 2021, and as such we were able to relocate our virtual offices space and resume “normal” operations.

In the first quarter of 2020, the COVID-19 outbreak caused disruptions in our development operations, which resulted in delays on exiting projects. The entire country, the economy in general has begun to slowly re-open following the introduction of the COVID-19 vaccine. During the fourth quarter of 2021, the omicron variants surfaced and has significantly impacted the United States and globally. However, in the event COVID-19, the omicron variant or other variant is to worsen or again surface any further unforeseen delay in our operations of the development, delivery and assembly process within any of our activities could continue to result in, increased costs and reduced revenue.

10 | Page

We cannot foresee whether the outbreak of COVID-19 and its variants will continue to be effectively contained. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for sales, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers and vendors or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $348,933 for the year ended March 31, 2023 and net loss of $126,521 for the year ended March 31, 2022. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

WE HAVE NOT GENERATED POSITIVE CASH FLOW FROM OPERATIONS, AND OUR ABILITY TO GENERATE POSITIVE CASH FLOW IS UNCERTAIN. IF WE ARE UNABLE TO GENERATE POSITIVE CASH FLOW OR OBTAIN SUFFICIENT CAPITAL WHEN NEEDED, OUR BUSINESS AND FUTURE PROSPECTS WILL BE ADVERSELY AFFECTED AND WE COULD BE FORCED TO SUSPEND OR DISCONTINUE OPERATIONS.

Our operations have not generated positive cash flow for any period since our inception, and we have funded our operations primarily through the issuance of common stock and short-term and long-term debt and convertible debt. Our limited operating history makes an evaluation of our future prospects difficult. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and development efforts (including any unanticipated delays), our manufacturing and labor costs, the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Our ability to continue to operate until we are able to generate sufficient our cash flow from operations will depend on our ability to generate sufficient positive cash flow from our operations. If we are unable to generate sufficient cash flow from our operations, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

The Company had a, stockholders’ deficit of $608,159 and an accumulated deficit of $822,880 at March 31, 2023.

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT BUSINESS GROWTH, AND THIS CAPITAL MIGHT NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financings to secure additional funds. We expect that we have sufficient capital to maintain operations through the year of 2023/4. In order to fully implement our business plan, we will need to raise about $10,000,000 If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

11 | Page

WE DEPEND UPON KEY PERSONNEL AND NEED ADDITIONAL PERSONNEL

Our success depends on our inability to attract and retain key personnel including our existing personal, and our inability to do so may materially and adversely affect our business operations. The loss of qualified personnel could have a material and adverse effect on our business operations. Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.

OUR BUSINESS REQUIRES SUBSTANTIAL CAPITAL, AND IF WE ARE UNABLE TO MAINTAIN ADEQUATE CASH FLOWS FROM OPERATIONS OUR PROFITABILITY AND FINANCIAL CONDITION WILL SUFFER AND JEOPARDIZE OUR ABILITY TO CONTINUE OPERATIONS

We require substantial capital to support our operations. If we are unable to generate adequate cash flows from our operations, maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

THERE IS CURRENTLY A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. FAILURE TO FURTHER DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT THE VALUE OF OUR COMMON STOCK AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR STOCK.

There is a limited public market for our Common Stock, which is traded on the OTC QB under the symbol TREN. We cannot give any assurances that there will ever be a mature, developed market for our common stock. Failure to further develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our common stock does develop in a material way, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR STOCK.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the years ended March 31, 2023 and 2022, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Additional Risks Related to Our Common Stock

Because we are quoted on the OTC QB marketplace instead of a national securities exchange, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

12 | Page

Our Common Stock is currently quoted on the OTC Market Group’s OTC QB marketplace under the ticker symbol “TREN”. The OTC is a regulated quotation service that displays real-time quotes and last sale prices in over-the-counter securities. Trading in shares quoted on the OTC QB is often thin and characterized by volatility. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our Common Stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTC QB is not a stock exchange, and trading of securities on this platform is more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our Common Stock improves.

Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our Common Stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our Common Stock has been low and may fluctuate and cause significant price variations to occur. We have experienced significant volatility in the price of our stock. In addition, the stock markets in general can experience considerable price and volume fluctuations.

We have not paid dividends in the past and have no immediate plans to pay cash dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, to develop and deliver our products and cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our Common Stock as a dividend. Therefore, you should not expect to receive cash dividends on our Common Stock.

Shares eligible for future sale may adversely affect the market for our Common Stock.

Of the 64,503,811 shares of our Common Stock outstanding as of the date of this Annual Report, approximately 40,070,847 are restricted and 24,432,964 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

You may experience future dilution as a result of future equity offerings.

To raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock at prices that may not be the same as the price per share in this offering. We may sell shares or other securities in any future offering at a price per share that is lower than the price per share paid by investors in this offering, which would result in those newly issued shares being dilutive. In addition, investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could impair the value of your shares. The price per share at which we sell additional shares of our Common Stock, or securities convertible or exchangeable into shares of our Common Stock, in future transactions may be higher or lower than the price per share paid by investors in this offering.

Our charter documents and Nevada law may inhibit a takeover that stockholders consider favorable.

Provisions of our certificate of incorporation and bylaws and applicable provisions of Nevada law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our certificate of incorporation and bylaws:

●	limit who may call stockholder meetings;

●	do not provide for cumulative voting rights; and

●	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

13 | Page

There are limitations on director/officer liability.

As permitted by Nevada law, our certificate of incorporation limits the liability of our directors for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of our charter provision and Nevada law, shareholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, our certificate of incorporation provides that we shall indemnify our directors and officers to the fullest extent permitted by law.

Penny stock regulations may impose certain restrictions on marketability of our securities.

The SEC adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5 per share or an exercise price of less than $5 per share, subject to certain exceptions. A security listed on a national securities exchange is exempt from the definition of a penny stock. Our Common Stock is not currently listed on a national security exchange. Our Common Stock is therefore subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by such rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.

Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security. Consequently, the “penny stock” rules restrict the ability of broker-dealers to sell our securities and affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our Common Stock.

Stockholders should also be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;

●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (referred to as FINRA) has rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our Common Stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

14 | Page

Item 1B. Unresolved Staff Comments

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments. At this time, there are no unresolved staff comments.

Item 2.  Description of Property

We do not own any real estate or other properties.  The Company rents a virtual office at c/o Eastbiz.com, Inc 5348 Vegas Drive, Las Vegas, NV 89108

Item 3.  Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The common shares of the Company are traded on OTC QB Markets under the ticker symbol of TREN.

Number of Holders

The number of holders of record for our common stock as of March 31, 2023 was 112.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2023 and 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have equity compensation plans authorized.

Transfer agent change

The Company transfer agent is ClearTrust LLC with a business address at 16540 Pointe Village Drive Suite 205
Lutz, Florida 3355850; ClearTrust LLC ’s website is https://www.cleartrustonline.com, and their phone number is (813) 235-4490

Penny Stock

Our common stock is considered “penny stock” under the rules of the SEC under the Securities Exchange Act of 1934. The SEC adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

●	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

15 | Page

●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

●	bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Recent Sales of Unregistered Securities

On August 16, 2022 the Company issued Mr. Bukshpan 915,000 common shares for cancelation of $91,500 debt. In addition, on August 16, 2022 the Company issued Mr. Bukshpan 5,000,000 common shares in exchange for the Company’s debt.

In March 2023, the Company issued 6,272,728 common shares for cancelation of $71,900 payroll debt.

Issuance with connection of Acquiring Avant! AI Assets

On April 3, 2023, the Company, entered into an Asset Purchase Agreement (“APA”) along with GBT Tokenize Corp. At closing, in consideration of acquiring the System, the Company shall issue to the Seller 26,000,000 common shares of the Company (the “Shares”). The Shares will be restricted per Rule 144 as promulgated under the Securities Act of 1933, as amended (the “1933 Act”) and Seller agreed to a lock-up period of nine (9) months following closing (the “Lock Up Term

Issuance with connection of Acquiring Instant Fame Assets

On April 3, 2023, the Company, entered into an Asset Purchase Agreement (“Treasure APA”) with Treasure Drive Ltd. (“TD”)

At closing, in consideration of the Instant Fame Assets, the Company shall issue to TD 5,000 convertible preferred shares of the Company with a stated valued at $5,000 per share each (the “Preferred Shares Series A”). The Preferred Shares Series A may be converted at the option of TD into the Company shares of common stock at a conversion price equal to a 5% discount to the weighted average closing price during the five (5) days prior of such conversion, and will include a 4.99% beneficial ownership limitation. The Preferred Shares Series A will have voting rights on an as converted basis and will be entitled to a payment equal to the stated value of the Preferred Shares in the event of the Company liquidation only. In the event the Company is unable to up-list to Nasdaq either through a business combination or otherwise prior to the expiration of the Lock Up Term, TD may request within three (3) business days of the expiration of the Lock-Up Term, that all transactions contemplated by the Treasure APA be unwound.

16 | Page

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” included in this report.

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

The following discussion and analysis of our financial condition and results of operations for the years ended March 31, 2023 and 2022 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

17 | Page

General Overview

TREND INNOVATIONS HOLDING INC. is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of Information Technology consulting services. The Company consider itself native expert in the field of information technology based on artificial intelligence. Recently, the Company acquired Avant! AI™ and InstantFAME™, two technologies operating in multi-billion-dollar industries.

Until said acquisitions, the Company's "Thy News" application was one of the Company's key projects. Thy News is a worldwide application used for processing news from multiple sources. Thy News was created for users who value their time but want to keep up with the latest in world news. The app offers the user the opportunity to create their own news feeds solely from those sources that are of interest to them, as well as creating additional news feeds segmented by topic

Recent Developments

Acquiring Avant! AI Assets

On April 3, 2023, the Company, entered into an Asset Purchase Agreement (“APA”) along with GBT Tokenize Corp. (“Seller”), which Seller developed and owns a proprietary system and method named Avant-Ai, which is a text-generation, deep learning self-training model that is working based on an innovative, unique concept which learns on its own and constantly enhances its information database with the advantage of unsupervised learning capabilities (the “System”).

At closing, in consideration of acquiring the System, the Company shall issue to the Seller 26,000,000 common shares of the Company (the “Shares”). The Shares will be restricted per Rule 144 as promulgated under the Securities Act of 1933, as amended (the “1933 Act”) and Seller agreed to a lock-up period of nine (9) months following closing (the “Lock Up Term”). In the event the Company is unable to up-list to Nasdaq either through a business combination or otherwise prior to the expiration of the Lock Up Term, the Seller may request within three (3) business days of the expiration of the Lock-Up Term, that all transactions contemplated by the APA be unwound.

In addition, the Company and Seller entered into a license agreement regarding the System, granting the Seller a perpetual, irrevocable, non-exclusive, non-transferable license for using the System enabling everyday users to have the experience of trading nft/crypto and become famous according to their artwork creations, without actually performing an actual trade while monetizing on their artwork creations.

Acquiring Instant Fame Assets

On April 3, 2023, the Company, entered into an Asset Purchase Agreement (“Treasure APA”) with Treasure Drive Ltd. (“TD”) pursuant to which the Company agreed to acquire a technology portfolio including certain source codes and pending patent applications which have applications in a variety of areas including creating systems and methods of facilitating digital rating and secured sales of digital works as well as core virtual reality platforms known as digital auction systems, rating and secure sales via open bid auctions (“Instant Fame Assets”).

At closing, in consideration of the Instant Fame Assets, the Company shall issue to TD 5,000 convertible preferred shares of the Company with a stated valued at $5,000 per share each (the “Preferred Shares Series A”). The Preferred Shares Series A may be converted at the option of TD into the Company shares of common stock at a conversion price equal to a 5% discount to the weighted average closing price during the five (5) days prior of such conversion, and will include a 4.99% beneficial ownership limitation. The Preferred Shares Series A will have voting rights on an as converted and will be entitled to a payment equal to the stated value of the Preferred Shares Series A in the event of the Company liquidation only. In the event the Company is unable to up-list to Nasdaq either through a business combination or otherwise prior to the expiration of the Lock Up Term, TD may request within three (3) business days of the expiration of the Lock-Up Term, that all transactions contemplated by the Treasure APA be unwound.

In addition, the Company and Elentina Group, LLC (“Elentina”) entered into a Service Agreements in which Elentina, was engaged to provide certain capital markets services for a flat quarterly fee of $75,000 paid in shares of common stock (the “Eletina Common Stock”). The Elentina Common Stock to be issued within five days of the first day of quarter during the term (ie January 1, April 1, July 1 and October 1). The Eletina Common Stock shall be fully earned upon issuance. The number of shares of Eletina Common Stock to be issued will be determined by dividing the quarterly fee of $75,000 by the Company’s ten (10) day VWAP, which shall at no point be less than $0.10 per share.

 18 | Page

The offer, sale and issuance of the above securities was made to an accredited investor and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated there under with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sales were made to an accredited investor and transfer of the common stock will be restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.

As disclosed above, on April 3, 2023, the Company, entered into an Asset Purchase Agreement (“Treasure APA”) with Treasure Drive Ltd. (“TD”) pursuant to which the Company acquired a technology portfolio including certain source codes and pending patent applications which have applications in a variety of areas including creating systems and methods of facilitating digital rating and secured sales of digital works as well as core virtual reality platforms known as digital auction systems, rating and secure sales via open bid auctions (“Instant Fame Assets”).

At closing, in consideration of the Instant Fame Assets, the Company shall issue to TD 5,000 convertible preferred shares of the Company with a stated valued at $5,000 per share each (the “Preferred Shares Series A”). The Preferred Shares Series A may be converted at the option of TD into the Company shares of common stock at a conversion price equal to a 5% discount to the weighted average closing price during the five (5) days prior of such conversion, and will include a 4.99% beneficial ownership limitation. The Preferred Shares Series A will have voting rights on an as converted and will be entitled to a payment equal to the stated value of the Preferred Shares Series A in the event of the Company liquidation only. In the event the Company is unable to up-list to Nasdaq either through a business combination or otherwise prior to the expiration of the Lock Up Term, TD may request within three (3) business days of the expiration of the Lock-Up Term, that all transactions contemplated by the Treasure APA be unwound.

In connection with the offering, the Company filed a Certificate of Designation to its Articles of Incorporation designating 5,000 shares of its Preferred Stock of Series A.

On April 18, 2023, Vladimir Hanin resigned from the positions of the Chief Financial Officer and Secretary.

On April 20, 2023, the Company and Kenneth L. Waggoner entered into an Executive Compensation Agreement pursuant to which Mr. Waggoner was retained as Chief Executive Officer.

In consideration for serving as CEO, Mr. Waggoner will receive an annual base salary of $720,000 payable in shares of common stock of the Company (the “CEO Shares”), which shall be increased to $1,440,000 upon the Company up-listing to a national exchange. The CEO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of CEO Shares will be issued on a quarterly basis and shall be determined by dividing $180,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. On April 26, 2023, the parties enter into Amendment No. 1 to Executive Compensation Agreement adding to the consideration of Mr. Waggoner for serving as CEO, that If Mr. Waggoner raises sufficient equity financing or other working capital, Mr. Waggoner shall be entitled to an additional bonus to be determine by the Company’s Board of Directors which in any event will not be less than $200,000 payable to the Executive within 30 days of such financing or infusion of capital.

Natalija Tunevic resigned as CEO and Director of the Company but will continue to serve as a Secretary of the Company. Mr. Racius was reassigned from the position of Chief Operating Officer to the position of Chief Financial Officer.

On June 27, 2023, Natalija Tunevic, the Company’s Secretary, accepted the resignation of Kenneth Waggoner, which was submitted by Mr. Waggoner through a third party. Mr. Waggoner's resignation was due to a perceived disagreement over the company's operations as dictated by the board of directors. Effectively immediately, Mr. Waggoner no longer represents the company or its employees or consultants in any way. Ms. Tunevic will fill the vacancy as interim CEO until the board appoints a new one.

On April 27, 2023, the Company and Paul Averill entered into an Employment Agreement pursuant to which Mr. Averill was retained as Chief Operating Officer (“COO”).

In consideration for serving as COO, Mr. Averill will receive an annual base salary of $600,000 payable in shares of common stock of the Company (the “COO Shares”), which shall be increased to $1,200,000 upon the Company up-listing to a national exchange. The COO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of COO Shares to be issued on a quarterly basis shall be determined by dividing $150,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. Mr. Averill shall be paid a one-time $150,000 cash payment no later than thirty (30) days after the Company raises sufficient equity financing or other working capital.

19 | Page

On May 8, 2023, the Company and Percy Kwong (“PK”) entered into a Technology Advisor Compensation Agreement pursuant to which PK agreed to provide certain technical consulting services similar in nature to the services a Chief Technology Officer at a Nasdaq listed technology company of the same size as the Company would provide.

In consideration for providing the services, PK will receive a quarterly base compensation of $150,000 payable in shares of common stock of the Company (the “PK Shares”). The PK Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of PK Shares to be issued on a quarterly basis shall be determined by dividing $150,000 (which is the quarterly pay for three months) by 85% of the Company’s VWAP prior to issuance, which shall at no point be less than $0.10 per share. once the Company’s Stock is listed on Nasdaq or any other National Stock Exchange, retroactive to April 15, 2023, the Company shall pay the Advisor a quarterly fee of $250,000 during the Term and any Additional Term.

On March 27, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Convertible Note”) in the aggregate principal amount of $125,100 for a purchase price of $104,250. The DL Convertible Note has a maturity date of June 27, 2024 and the Company has agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of eight percent (8.0%) per annum from the date on which the DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the DL Convertible Note.

The outstanding principal amount of the DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued. Following the 180th day, DL may convert the DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Convertible Note), the DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Convertible Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

COVID-19 Pandemic

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the Company and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

20 | Page

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Consideration of Inflation Reduction Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

FISCAL YEAR ENDED MARCH 31, 2023 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2022

Revenue

During fiscal years ended March 31, 2023 and 2022 the Company generated total revenue of $276,324 and $921,306, respectively.

Operating expenses

Total operating expenses for the year ended March 31, 2023 and 2022 were $323,131 and $553,920. The operating expenses for the year ended March 31, 2023 included $23,416 in depreciation expenses; $248,951 in general and administrative expenses; $49,554 in professional fees; $1,210 in rent expense. The operating expenses for the year ended March 31, 2022 included $47,767 in depreciation expenses; $449,361 in general and administrative expenses; $55,599 in professional fees; $1,193 in rent expense.

Net Loss/Income

Our net losses for the fiscal years ended March 31, 2023 and 2022 were $348,933 and $126,521.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

FISCAL YEAR ENDED MARCH 31, 2023 and 2022

As of March 31, 2023, our total assets were $241,460 comprised of $107,575 in current assets, $125 in fixed assets; $133,760 in intangible assets and our total liabilities were $874,719.

As of March 31, 2022, our total assets were $454,664 comprised of $330,872 in current assets, $425 in fixed assets; $123,367 in intangible assets and our total liabilities were $860,224.

Stockholders’ deficit increased from $(405,561) as of March 31, 2022 to $(633,259) as of March 31, 2023.

21 | Page

CASH FLOWS FROM OPERATING ACTIVITIES

For the fiscal year ended March 31, 2023, net cash flows used in operating activities was $(54,457). For the fiscal year ended March 31, 2022, net cash flows used in operating activities was $(535,008).

CASH FLOWS FROM INVESTING ACTIVITIES

For the fiscal year ended March 31, 2023, net cash flows used in investing activities was $(33,510). For the fiscal year ended March 31, 2022, net cash flows used in investing activities was $33,719.

CASH FLOWS FROM FINANCING ACTIVITIES

As of March 31, 2023, net cash from financing activities was $162,150 consisting of capital stock issued, loan from related parties, loan payable. For the fiscal year ended March 31, 2022, net cash from financing activities was $474,214 consisting of loan from related parties.

There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

Going Concern - There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon public offering and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Investments in website

In February 2021 the Company launched the first version of the chatbot advisor with Al, the function of chat-bot provides an easy way to find the requested information within the scope of the company’s activities.
The company believes that by enabling intuitive communication with users based on advanced artificial intelligence, it has become an indispensable component in business development. The company intends to continue to improve the dialogue base and the user experience, giving the impression that they are speaking with a real person.

Critical Accounting Policies and Use of Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements in accordance with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expenses during the periods presented, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded on the period in which they become known.

22 | Page

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily-apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions do not turn out to be substantially accurate.

We believe that the accounting policies described below are critical to understanding our business, results of operations, and financial condition because they involve significant judgments and estimates used in the preparation of our financial statements. An accounting is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements. Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our financial statements. The notes to our financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Presentation of Financial Statements

The accompanying financial statements have been prepared in accordance with U.S. GAAP.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. The Company had no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying CFS for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue is recognized under Topic 606 as follows:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their FV due to their short maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the FV of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

23 | Page

●	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

For certain financial instruments, the carrying amounts reported in the balance sheets for cash and current liabilities, including convertible notes payable, each qualify as a financial instrument, and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their FV were determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in results of operations as adjustments to FV of derivatives.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented and its current on all its tax filings federal and state.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

24 | Page

TREND INNOVATIONS HOLDING INC.

FINANCIAL STATEMENTS

For the year ended March 31, 2023 and March 31, 2022

25 | Page

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Trend Innovations Holding Inc. (Formerly FreeCook)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trend Innovations Holding Inc. (Formerly FreeCook). (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), for each of the two years in the period ended March 31, 2023 ,and cash flows for the fiscal year ended March 31, 2023, and the related notes and schedules (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022 and the results of its operations and its cash flows for the fiscal year ended March 31, 2023, in conformity with the accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $ 847,920 and a negative cash flow from operations amounting to $351,900 for the year ended March 31, 2023. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

Basis of Opinion

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

Critical Audit Matters

Concentration of risk

We identified the Company’s concentration risk in its sales revenue from a major customer as a critical audit matter. As discussed in Note10 to the financial statements, The Company is potentially subject to concentration risk in its sales revenue from a major customer that accounted for approximately 31% and $85,269 of sales for the year ended March 31, 2023.

.

The Company expects to maintain this relationship with the customer.

The procedures performed to address the matter included;

Testing of sales invoices and collections of revenue during the year, confirming the accounts receivable at year end, examining subsequent cash collections and inquiry of the Company’s risk management.

Related party loans

We also noted the significant related party loans as a critical matter.

We performed the following procedures to address the matter such as, confirmation of those related party loans, risk assessment of the nature of the related party transactions, review of the recent minutes of meetings of stockholders, directors, and committees, review of the presence of any significant journal entries and other adjustments and Inquiry with management of any undisclosed related party contract.

Dylan Floyd Accounting & Consulting ID 6235

We have served as the Company's auditor since 2020.

Newhall, California June 30, 2023

26 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Balance Sheets

	March 31, 2023	March 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$107,472	$33,289
Prepaid Expenses	-	126,162
Loan Receivable	-	167,558
Account Receivable	-	3,765
Prepaid Rent	103	98
Total Current Assets	107,575	330,872
Fixed Assets
Accumulated depreciation	(1,375)	(1,075)
Furniture and Equipment	1,500	1,500
Total Fixed Assets	125	425
Intangible Assets
Accumulated depreciation	(154,511)	(131,394)
App Development Cost	126,850	97,400
Chatbot Development	4,060	-
RSS Database	149,000	149,000
Website Development	8,361	8,361
Total Intangible Assets	133,760	123,367
TOTAL ASSETS	$241,460	$454,664
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Liabilities	$-	$2,816
Accrued Payroll	192,600	191,000
Accounts Payable	44,301	1,986
Loan from Related Parties (note 6)	244,218	154,938
Convertible Notes Payable (note 7)	294,600	169,500
Loan Payable	-	176,432
Notes payable - Related Party	99,000	99,000
Retainers from Customers	-	64,553
Total Current Liabilities	874,719	860,225
Total Liabilities	874,719	860,225
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 5,000,000 and 5,000,000 common shares issued and outstanding respectively	3,950	3,950
Common stock, $0.001 par value, 500,000,000 shares authorized; 38,503,811 and 26,316,083 common shares issued and outstanding respectively	38,504	26,316
Additional paid in capital	172,207	60,193
Accumulated other comprehensive income	-	(169)
Accumulated deficit	(847,920)	(495,851)
Total Stockholders’ Equity (Deficit)	(633,259)	(405,561)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$241,460	$454,664

The accompanying notes are an integral part of these financial statements.

27 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statements of Operations

	Year ended March 31, 2023	Year ended March 31, 2022
ORDINARY INCOME/EXPENSE
Income
Sales	$276,324	$921,306
TOTAL INCOME	276,324	921,306
COGS	316,778	710,512
GROSS PROFIT	(40,453)	210,794

OPERATING EXPENSES
Depreciation Expense	23,416	47,767
General and Administrative Expenses	248,951	449,361
Professional Fees	49,554	55,599
Rent Expenses	1,210	1,193
TOTAL OPERATING EXPENSES	323,131	553,920

OTHER (EXPENSES) INCOME	14,651	216,605

NET INCOME (LOSS) FROM OPERATIONS	$(348,933)	$(126,521)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(348,933)	$(126,521)

Other comprehensive income (loss):
Foreign currency translation adjustment	$(2,967)	$(11,561)

COMPREHENSIVE INCOME (LOSS)	$(351,900)	$(130,082)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	38,503,811	26,316,083

See accompanying notes, which are an integral part of these financial statements

28 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statement of Stockholders’ Equity

As of March 31, 2023

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, March 31, 2021	26,281,600	$ 26,282	5,000,000	$ 3,950	$ 293	$ 11,392	$ (369,330)	$ (327,413)

Conversion of Notes Payable into Common Shares	34,483	34	-	-	59,966	-	-	60,000
Foreign currency translation adjustment	-	-	-	-	(66)	(11,561)	-	(11,627)
Net income (loss) for the year ended March 31, 2022	-	-	-	-	-	-	(126,521)	(126,521)
Balance, March 31, 2022	26,316,083	$ 26,316	5,000,000	$ 3,950	$ 60,193	$ (169)	$ (495,851)	$ (405,561)

Conversion of Notes Payable into Common Shares	12,187,728	12,188	-	-	151,212	-	-	163,400
Disposal of Subsidiary	-	-	-	-	(39,198)	-	-	(39,198)
Foreign currency translation adjustment	-	-	-	-	-	169	(3,136)	(2,967)
Net income (loss) for the year ended March 31, 2023	-	-	-	-	-	-	(348,933)	(348,933)
Balance, March 31, 2023	38,503,811	$ 38,504	5,000,000	$ 3,950	$ 172,207	$ -	$ (847,920)	$ (633,259)

The accompanying notes are an integral part of these financial statements.

29 | Page

TREND INNOVATIONS HOLDING INC.

Consolidated Statement of Cash Flows

	Year ended March 31, 2023	Year ended March 31, 2022
OPERATING ACTIVITIES
Net Income	$(348,933)	$(126,521)
Foreign currency translation adjustment	(2,967)	(11,561)
Adjustments to reconcile Net Income
to net cash used in operations:
Accumulated depreciation	23,417	36,527
Accounts Payable	42,315	(268,936)
Accounts Receivables	3,765	59,864
Accrued Liabilities	(2,816)	(972)
Accrued Payroll	1,600	121,000
Deferred Expenses	-	1,938
Loan Receivable	167,558	(114,378)
Retainers from Customers	(64,553)	(310,646)
Prepaid Expenses	126,162	77,466
Prepaid Taxes	-	1,309
Prepaid Rent	(5)	(98)
Net cash used in Operating Activities	(54,457)	(535,008)
INVESTING ACTIVITIES
Chatbot Development	$(4,060)	$-
Mobile App Update	(29,450)	-
Vehicles acquisition cost	-	33,719
Net cash provided by Investing Activities	(33,510)	33,719
FINANCING ACTIVITIES
Additional paid in capital	$112,014	$-
Capital Stock	12,188	-
Convertible Notes Payable	125,100	-
Loan from Related Parties	89,280	92,372
Loan Payable	(176,432)	381,842
Net cash provided by Financing Activities	162,150	474,214
Net cash increase for period	$74,183	$(27,075)
Cash at beginning of period	$33,289	$60,364
Cash at end of period	$107,472	$33,289

Supplemental disclosure of non-cash investing and financing activities: Right-of-use assets obtained in exchange for lease obligations	$-	$-

`

The accompanying notes are an integral part of these financial statements.

30 | Page

TREND INNOVATIONS HOLDING INC.

NOTES TO THE FINANCIAL STATEMENTS

As of March 31, 2023

(Audited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

TREND INNOVATIONS HOLDING INC. is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of Information Technology consulting services. The Company consider itself native expert in the field of information technology based on artificial intelligence. Recently, the Company acquired Avant! AI™ and InstantFAME™, two technologies operating in multi-billion-dollar industries.

Until said acquisitions, the Company's "Thy News" application was one of the Company's key projects. Thy News is a worldwide application used for processing news from multiple sources. Thy News was created for users who value their time but want to keep up with the latest in world news. The app offers the user the opportunity to create their own news feeds solely from those sources that are of interest to them, as well as creating additional news feeds segmented by topic

Effective May 24, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State which changed the Company’s name from Trend Innovations Holding Inc to Avant Technologies Inc. Said name changed was not approved by FINRA as of the date of this report. Effective December 5, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State which changed the Company’s name from FreeCook to Trend Innovations Holding Inc. On May 23, 2023, the Company filed an application with the Financial Industry Regulation Authority (FINRA) in order to change the name and trading symbol of the Company.  The Company is seeking to change the name of the Company from Trend Innovations Holding Inc. to Avant Technologies Inc. to better reflect the current business of the Company.

Our virtual principal office address is located at c/o Eastbiz.com, Inc 5348 Vegas Drive, Las Vegas, NV 89108

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

31 | Page

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

The company’s registered office is located at Sv. Stepono g. 27D-2, LT-01315 Vilnius, Lithuania, and its virtual US office is located at c/o Eastbiz.com, Inc 5348 Vegas Drive, Las Vegas, NV 89108.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of March 31, 2023. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

32 | Page

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $107,472 of cash as of March 31, 2023.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company had $0 in prepaid expenses as of March 31, 2023 (March 31, 2022 – $126,162). Prepaid expenses consist of prepaid services.

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

For the years ended March 31, 2023 and 2022, foreign currency transaction gain (loss) was $(2,967) and $(11,561), respectively.

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

33 | Page

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through March 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended March 31, 2023, our net income (loss) was ($348,933) and comprehensive loss was ($351,900).

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

Note 4 – FIXED ASSETS

As of March 31, 2023, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $1,375 as of March 31, 2023.

Note 5 – INTANGIBLE ASSETS

As of March 31, 2023, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of March 31, 2023.

34 | Page

As of March 31, 2023, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $97,400 as of March 31, 2023.

In December 2019 and March 2020, the Company purchased an RSS Database. As of March 31, 2023, the total amount of RSS Database was $149,000. Depreciation expense of RSS Database was $48,750 as of March 31, 2023.

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through March 31, 2023, our secretary, Natalija Tunevic, has loaned to the Company $114,327. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of March 31, 2023. The advances are interest-free and due on demand.

As of March 31, 2023, our former Treasurer, COO and Director, Mikhail Bukshpan, has loaned to the Company $5,217. The advances are interest-free and due on demand.

As of March 31, 2023, the Company has an outstanding debt to Mikhail Bukshpan. The amount of such debt is $99,000.

Note 7 – THIRD PARTY TRANSACTIONS

Since January 2021, Natalija Tunevic, assigned her accrued loans that she provided the Company with to third parties for the total amount of $229,500 been assigned. A conversion clause into common was added to the Notes. Other than one note for $60,000 that can be converted into common at conversion price shall be at market share price on the day of conversion subject to a 40% discount, all remaining assigned notes can be converted into common Stock at a fixed conversion price of $0.01 per share.

On March 27, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Convertible Note”) in the aggregate principal amount of $125,100 for a purchase price of $104,250. The DL Convertible Note has a maturity date of June 27, 2024 and the Company has agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of eight percent (8.0%) per annum from the date on which the DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the DL Convertible Note.

The outstanding principal amount of the DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued. Following the 180th day, DL may convert the DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Convertible Note), the DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Convertible Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

The issuances of the DL Note and the DL Convertible Note was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(a)(2) of the Act.

Note 8 – STOCKHOLDERS’ EQUITY

On March 6, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to increase the number of authorized shares of the Company’s common stock from 255,000,000 to 520,000,000 shares (the “Charter Amendment”) of which 500,000,000 shall be common stock, $0.001 par value per share, and 20,000,000 shall be blank check preferred stock, $0.001 par value per share. The term "blank check" refers to preferred stock, the creation and issuance of which is authorized in advance by the stockholders and the terms, rights and features of which are determined by the Board upon issuance. The authorization of such blank check preferred stock would permit the Board to authorize and issue preferred stock from time to time in one or more series.

35 | Page

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of March 31, 2023.

There were 5,000,000 shares of preferred stock issued and outstanding as of March 31, 2023. The issued preferred stock has a voting right of five to one, voting as 25,000,000 common shares.

Common Stock

The Company has 500,000,000, $0.001 par value shares of common stock as of March 31, 2023.

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

In March 2023, the Company issued 6,272,728 common shares for cancelation of $71,900 payroll debt.

There were 38,503,811 shares of common stock issued and outstanding as of March 31, 2023.

Warrants

No warrants were issued or outstanding as of March 31, 2023.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company rents an office at 44A Gedimino avenue, Vilnius, 01110, Lithuania, and operate in the USA via a virtual office located at 5348 Vegas Drive Las Vegas, NV 89108

Note 10 - CONCENTRATION RISK

The Company is potentially subject to concentration risk in its sales revenue.

Major Customer

The Company had one major customer that accounted for approximately 31% and $85,269 of sales for the year ended March 31, 2023. The Company had three major customers that accounted for approximately 69% and $640,182 of sales for the year ended March 31, 2022.

Note 11 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2023, the Company had net operating loss carry forwards of approximately $847,920 that may be available to reduce future years’ taxable income in varying amounts through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2023, was approximately $178,063. The net change in valuation allowance during the year ended March 31, 2023, was $(73,935). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

36 | Page

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2023. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

For the years ended March 31, 2023 and 2022, the provision for Federal income tax consists of the following:

	March 31, 2023	March 31, 2022
Non-current deferred tax assets:
Net operating loss carry forward	$(847,920)	$(495,851)
Total deferred tax assets	(178,063)	(104,128)
Valuation allowance	$178,063	$104,128
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended March 31, 2023 and 2022, as follows:

	March 31, 2023	March 31, 2022
Computed “expected” tax expense (benefit)	(847,920)	(495,851)
Change in valuation allowance	$(73,935)	$(37,966)
Actual tax expense (benefit)	-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to March 31, 2023, through the date these financial statements were issued, and has determined that the followings represents material subsequent events to disclose in these financial statements:

Acquiring Avant! AI Assets

On April 3, 2023, the Company, entered into an Asset Purchase Agreement (“APA”) along with GBT Tokenize Corp. (“Seller”), which Seller developed and owns a proprietary system and method named Avant-Ai, which is a text-generation, deep learning self-training model that is working based on an innovative, unique concept which learns on its own and constantly enhances its information database with the advantage of unsupervised learning capabilities (the “System”).

At closing, in consideration of acquiring the System, the Company shall issue to the Seller 26,000,000 common shares of the Company (the “Shares”). The Shares will be restricted per Rule 144 as promulgated under the Securities Act of 1933, as amended (the “1933 Act”) and Seller agreed to a lock-up period of nine (9) months following closing (the “Lock Up Term”). In the event the Company is unable to up-list to Nasdaq either through a business combination or otherwise prior to the expiration of the Lock Up Term, the Seller may request within three (3) business days of the expiration of the Lock-Up Term, that all transactions contemplated by the APA be unwound.

In addition, the Company and Seller entered into a license agreement regarding the System, granting the Seller a perpetual, irrevocable, non-exclusive, non-transferable license for using the System enabling everyday users to have the experience of trading nft/crypto and become famous according to their artwork creations, without actually performing an actual trade while monetizing on their artwork creations.

37 | Page

Acquiring Instant Fame Assets

On April 3, 2023, the Company, entered into an Asset Purchase Agreement (“Treasure APA”) with Treasure Drive Ltd. (“TD”) pursuant to which the Company agreed to acquire a technology portfolio including certain source codes and pending patent applications which have applications in a variety of areas including creating systems and methods of facilitating digital rating and secured sales of digital works as well as core virtual reality platforms known as digital auction systems, rating and secure sales via open bid auctions (“Instant Fame Assets”).

At closing, in consideration of the Instant Fame Assets, the Company shall issue to TD 5,000 convertible preferred shares of the Company with a stated valued at $5,000 per share each (the “Preferred Shares Series A”). The Preferred Shares Series A may be converted at the option of TD into the Company shares of common stock at a conversion price equal to a 5% discount to the weighted average closing price during the five (5) days prior of such conversion, and will include a 4.99% beneficial ownership limitation. The Preferred Shares Series A will have voting rights on an as converted and will be entitled to a payment equal to the stated value of the Preferred Shares Series A in the event of the Company liquidation only. In the event the Company is unable to up-list to Nasdaq either through a business combination or otherwise prior to the expiration of the Lock Up Term, TD may request within three (3) business days of the expiration of the Lock-Up Term, that all transactions contemplated by the Treasure APA be unwound.

In addition, the Company and Elentina Group, LLC (“Elentina”) entered into a Service Agreements in which Elentina, was engaged to provide certain capital markets services for a flat quarterly fee of $75,000 paid in shares of common stock (the “Eletina Common Stock”). The Elentina Common Stock to be issued within five days of the first day of quarter during the term (ie January 1, April 1, July 1 and October 1). The Eletina Common Stock shall be fully earned upon issuance. The number of shares of Eletina Common Stock to be issued will be determined by dividing the quarterly fee of $75,000 by the Company’s ten (10) day VWAP, which shall at no point be less than $0.10 per share.

The offer, sale and issuance of the above securities was made to an accredited investor and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated there under with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sales were made to an accredited investor and transfer of the common stock will be restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.

As disclosed above, on April 3, 2023, the Company, entered into an Asset Purchase Agreement (“Treasure APA”) with Treasure Drive Ltd. (“TD”) pursuant to which the Company acquired a technology portfolio including certain source codes and pending patent applications which have applications in a variety of areas including creating systems and methods of facilitating digital rating and secured sales of digital works as well as core virtual reality platforms known as digital auction systems, rating and secure sales via open bid auctions (“Instant Fame Assets”).

At closing, in consideration of the Instant Fame Assets, the Company shall issue to TD 5,000 convertible preferred shares of the Company with a stated valued at $5,000 per share each (the “Preferred Shares Series A”). The Preferred Shares Series A may be converted at the option of TD into the Company shares of common stock at a conversion price equal to a 5% discount to the weighted average closing price during the five (5) days prior of such conversion, and will include a 4.99% beneficial ownership limitation. The Preferred Shares Series A will have voting rights on an as converted and will be entitled to a payment equal to the stated value of the Preferred Shares Series A in the event of the Company liquidation only. In the event the Company is unable to up-list to Nasdaq either through a business combination or otherwise prior to the expiration of the Lock Up Term, TD may request within three (3) business days of the expiration of the Lock-Up Term, that all transactions contemplated by the Treasure APA be unwound.

In connection with the offering, the Company filed a Certificate of Designation to its Articles of Incorporation designating 5,000 shares of its Preferred Stock of Series A.

On April 18, 2023, Vladimir Hanin resigned from the positions of the Chied Financial Officer and Secretary.

On April 20, 2023, the Company and Kenneth L. Waggoner entered into an Executive Compensation Agreement pursuant to which Mr. Waggoner was retained as Chief Executive Officer.

38 | Page

In consideration for serving as CEO, Mr. Waggoner will receive an annual base salary of $720,000 payable in shares of common stock of the Company (the “CEO Shares”), which shall be increased to $1,440,000 upon the Company up-listing to a national exchange. The CEO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of CEO Shares will be issued on a quarterly basis and shall be determined by dividing $180,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. On April 26, 2023, the parties enter into Amendment No. 1 to Executive Compensation Agreement adding to the consideration of Mr. Waggoner for serving as CEO, that If Mr. Waggoner raises sufficient equity financing or other working capital, Mr. Waggoner shall be entitled to an additional bonus to be determine by the Company’s Board of Directors which in any event will not be less than $200,000 payable to the Executive within 30 days of such financing or infusion of capital.

Mr. Waggoner has 45 years of experience in management, business, operations, and law. Mr. Waggoner started his career as an attorney in private practice. From 1986 to 2003, he was senior partner with Brobeck, Phleger and Harrison. From 2003 to 2005, Mr. Waggoner served as the Vice President and General Counsel of Chevron’s global downstream operations. Mr. Waggoner served as the Chief Executive Officer, President and General Counsel of PharmaCyte Biotech, Inc. between 2013 and 2022. During that time, he was also the Chairman of the Board. Mr. Waggoner received his Juris Doctorate with honors in 1973 from Loyola University School of Law in Los Angeles.

Natalija Tunevic resigned as CEO and Director of the Company but will continue to serve as a Secretary of the Company. Mr. Racius was reassigned from the position of Chief Operating Officer to the position of Chief Financial Officer.

On June 27, 2023, Natalija Tunevic, the Company’s Secretary, accepted the resignation of Kenneth Waggoner, which was submitted by Mr. Waggoner through a third party. Mr. Waggoner's resignation was due to a perceived disagreement over the company's operations as dictated by the board of directors. Effectively immediately, Mr. Waggoner no longer represents the company or its employees or consultants in any way. Ms. Tunevic will fill the vacancy as interim CEO until the board appoints a new one.

The above offers and sales of the CEO Shares were made to Mr. Waggoner, an accredited investor, and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), with regards to the sales. No advertising or general solicitation was employed in offerings the securities. The offer and sale were made to an accredited investor and transfer of the securities was restricted by the Company in accordance with the requirements of the 1933 Act.

On April 27, 2023, the Company and Paul Averill entered into an Employment Agreement pursuant to which Mr. Averill was retained as Chief Operating Officer (“COO”).

In consideration for serving as COO, Mr. Averill will receive an annual base salary of $600,000 payable in shares of common stock of the Company (the “COO Shares”), which shall be increased to $1,200,000 upon the Company up-listing to a national exchange. The COO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of COO Shares to be issued on a quarterly basis shall be determined by dividing $150,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. Mr. Averill shall be paid a one-time $150,000 cash payment no later than thirty (30) days after the Company raises sufficient equity financing or other working capital.

Mr. Averill is an accomplished technology and operational entrepreneur who excels at developing and executing growth strategies for venture and private equity-backed companies. He has extensive experience in building and managing high performance teams that tackle market challenges in creative and innovative ways. From August 2022 to present, Mr. Averill served as the acting CEO of Wired4Tech, Inc., an information technology services and software development company providing a range of technology services including application development, public/private cloud development, outsourcing, performance testing and tuning. Parallel to Wired4Tech, Inc Mr. Averill is acting President and COO of SOS Technologies, LLC, a crisis notification and response-time mitigation, threat surveillance and workplace safety platform. From 2011 to 2022, Mr. Averill was the founder of Wired4Health Inc., a full-service healthcare technology services company focused on data integration, any-to-any data transformation, technology risk assessment, due diligence, data-driven customer product implementations and software development. Wired4Health has implemented data-driven applications for over 3,000+ healthcare organizations and maintains in excess of 25,000 data feeds supporting 123 million unique patients.

The above offers and sales of the COO Shares were made to Mr. Averill, an accredited investor, and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), with regards to the sales. No advertising or general solicitation was employed in offerings the securities. The offer and sale were made to an accredited investors and transfer of the securities was restricted by the Company in accordance with the requirements of the 1933 Act.

39 | Page

On May 8, 2023, the Company and Percy Kwong (“PK”) entered into a Technology Advisor Compensation Agreement pursuant to which PK agreed to provide certain technical consulting services similar in nature to the services a Chief Technology Officer at a Nasdaq listed technology company of the same size as the Company would provide.

In consideration for providing the services, PK will receive a quarterly base compensation of $150,000 payable in shares of common stock of the Company (the “PK Shares”). The PK Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of PK Shares to be issued on a quarterly basis shall be determined by dividing $150,000 (which is the quarterly pay for three months) by 85% of the Company’s VWAP prior to issuance, which shall at no point be less than $0.10 per share. once the Company’s Stock is listed on Nasdaq or any other National Stock Exchange, retroactive to April 15, 2023, the Company shall pay the Advisor a quarterly fee of $250,000 during the Term and any Additional Term.

Effective May 24, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State which changed the Company’s name from Trend Innovations Holding Inc to Avant Technologies Inc. On May 23, 2023, the Company filed an application with the Financial Industry Regulation Authority (FINRA) in order to change the name and trading symbol of the Company.  The Company is seeking to change the name of the Company from Trend Innovations Holding Inc. to Avant Technologies Inc. to better reflect the current business of the Company.

40 | Page

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

41 | Page

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
2.	We did not maintain appropriate cash controls – As of March 31, 2023, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.
3.	We did not implement appropriate information technology controls – As at March 31, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Natalija Tunevic	64	Chief Executive Officer, Secretary
Ivan Lunegov	38	President
Vitalis Racius	41	Treasurer, Director, Principal Financial and Accounting Officer
Paul Averill	62	Chief Operating Officer

From November 6, 2017 to November 9, 2022, Natalija Tunevic has acted as our President, Treasurer, Secretary and Director. From 2006 to 2016, Ms. Tunevic was developing her experience in cooking industry and organizing masterclasses while also being a Senior Social Worker of Republic of Lithuania. Natalija Tunevic continues to hold the position of Secretary of the Company.

42 | Page

From October 19, 2020 to June 29, 2022, Mikhail Bukshpan has acted as our Treasurer, Chief Operations Officer and Director. From August 2019, Mr. Bukshpan has acted as an owner of Itnia Co. LLC, a Wyoming limited liability company designed to operate in the field of creating databases. From July 2016 to present, Mr. Bukshpan worked as a Content Manager Specialist at iGotOffer and was responsible for maintaining the company’s web appearance. On June 29, 2022, Mikhail Bukshpan resigned as the Company’s Treasurer, Director and Chief Operations Officer. The resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. As a result of Mr. Bukshpan’s resignation, Mr. Racius was appointed as Treasurer, Director and Chief Operations Officer of the Company on June 29, 2022.

Vitalis Racius serves on our Board of Directors till nowadays. Mr. Racius has more than 5 years of entrepreneurial experience. Mr. Racius has been engaged in the management several private companies. Mr. Racius holds an economic degree from the Kazimieras Simonavicius University. We believe that Mr. Racius is qualified to serve on our Board of Directors due to his considerable background.

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

On November 9, 2022, Natalija Tunevic resigned from the position of the Company’s President. Ivan Lunegov was appointed as the Company’s President, effective as of November 9, 2022.

On April 18, 2023, Vladimir Hanin resigned from the positions of the Chief Financial Officer and Secretary.

On April 20, 2023, the Company and Kenneth L. Waggoner entered into an Executive Compensation Agreement pursuant to which Mr. Waggoner was retained as Chief Executive Officer. In consideration for serving as CEO. Mr. Waggoner has 45 years of experience in management, business, operations, and law. Mr. Waggoner started his career as an attorney in private practice. From 1986 to 2003, he was senior partner with Brobeck, Phleger and Harrison. From 2003 to 2005, Mr. Waggoner served as the Vice President and General Counsel of Chevron’s global downstream operations. Mr. Waggoner served as the Chief Executive Officer, President and General Counsel of PharmaCyte Biotech, Inc. between 2013 and 2022. During that time, he was also the Chairman of the Board. Mr. Waggoner received his Juris Doctorate with honors in 1973 from Loyola University School of Law in Los Angeles.

Natalija Tunevic resigned as CEO and Director of the Company but will continue to serve as a Secretary of the Company, signing the Amendment to her Employment Agreement. Mr. Racius was reassigned from the position of Chief Operating Officer to the position of Chief Financial Officer.

On June 27, 2023, Natalija Tunevic, the Company’s Secretary, accepted the resignation of Kenneth Waggoner, which was submitted by Mr. Waggoner through a third party. Mr. Waggoner's resignation was due to a perceived disagreement over the company's operations as dictated by the board of directors. Effectively immediately, Mr. Waggoner no longer represents the company or its employees or consultants in any way. Ms. Tunevic will fill the vacancy as interim CEO until the board appoints a new one.

On April 27, 2023, the Company and Paul Averill entered into an Employment Agreement pursuant to which Mr. Averill was retained as Chief Operating Officer (“COO”). In consideration for serving as COO. Mr. Averill is an accomplished technology and operational entrepreneur who excels at developing and executing growth strategies for venture and private equity-backed companies. He has extensive experience in building and managing high performance teams that tackle market challenges in creative and innovative ways. From August 2022 to present, Mr. Averill served as the acting CEO of Wired4Tech, Inc., an information technology services and software development company providing a range of technology services including application development, public/private cloud development, outsourcing, performance testing and tuning. Parallel to Wired4Tech, Inc Mr. Averill is acting President and COO of SOS Technologies, LLC, a crisis notification and response-time mitigation, threat surveillance and workplace safety platform. From 2011 to 2022, Mr. Averill was the founder of Wired4Health Inc., a full-service healthcare technology services company focused on data integration, any-to-any data transformation, technology risk assessment, due diligence, data-driven customer product implementations and software development.

43 | Page

Wired4Health has implemented data-driven applications for over 3,000+ healthcare organizations and maintains in excess of 25,000 data feeds supporting 123 million unique patients.

Family Relationships

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer. None of our directors or executive officers have had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Agreements with Officers and Directors

On April 20, 2023, the Company and Kenneth L. Waggoner entered into an Executive Compensation Agreement pursuant to which Mr. Waggoner was retained as Chief Executive Officer. In consideration for serving as CEO, Mr. Waggoner will receive an annual base salary of $720,000 payable in shares of common stock of the Company (the “CEO Shares”), which shall be increased to $1,440,000 upon the Company up-listing to a national exchange. The CEO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of CEO Shares will be issued on a quarterly basis and shall be determined by dividing $180,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. On April 26, 2023, the parties enter into Amendment No. 1 to Executive Compensation Agreement adding to the consideration of Mr. Waggoner for serving as CEO, that If Mr. Waggoner raises sufficient equity financing or other working capital, Mr. Waggoner shall be entitled to an additional bonus to be determine by the Company’s Board of Directors which in any event will not be less than $200,000 payable to the Executive within 30 days of such financing or infusion of capital.

Natalija Tunevic entered into the Amendment of Employment Agreement pursuant to which her salary decreased from $5,500 to $2,500.

On June 27, 2023, Natalija Tunevic, the Company’s Secretary, accepted the resignation of Kenneth Waggoner, which was submitted by Mr. Waggoner through a third party. Mr. Waggoner's resignation was due to a perceived disagreement over the company's operations as dictated by the board of directors. Effectively immediately, Mr. Waggoner no longer represents the company or its employees or consultants in any way. Ms. Tunevic will fill the vacancy as interim CEO until the board appoints a new one.

44 | Page

On April 27, 2023, the Company and Paul Averill entered into an Employment Agreement pursuant to which Mr. Averill was retained as Chief Operating Officer (“COO”). In consideration for serving as COO, Mr. Averill will receive an annual base salary of $600,000 payable in shares of common stock of the Company (the “COO Shares”), which shall be increased to $1,200,000 upon the Company up-listing to a national exchange. The COO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of COO Shares to be issued on a quarterly basis shall be determined by dividing $150,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. Mr. Averill shall be paid a one-time $150,000 cash payment no later than thirty (30) days after the Company raises sufficient equity financing or other working capital.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock. Such officers, directors, and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended March 31, 2023 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended March 31, 2023.

Code of Ethics, Inside Trading and Corporate communication Policy

We have adopted a Code of Ethics, Inside Trading and Corporate communication Policies that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics, Inside Trading and Corporate communication Policies upon written request to the Company at its registered offices.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended March 31, 2023 and 2022:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Natalija Tunevic Secretary	March 31, 2023	66,000	-0-	-0-	-0-	-0-	-0-	-0-	66,000
	March 31, 2022	66,000	-0-	-0-	-0-	-0-	-0-	-0-	66,000
Mikhail Bukshpan Former Director and Treasurer	March 31, 2023	13,500	-0-	-0-	-0-	-0-	-0-	-0-	13,500
	March 31, 2022	54,000	-0-	-0-	-0-	-0-	-0-	-0-	54,000
Ivan Lunegov President	March 31, 2023	45,000	-0-	-0-	-0-	-0-	-0-	-0-	45,000
	March 31, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Vitalis Racius Treasurer, Director, Chief Financial and Accounting Officer	March 31, 2023	40,500	-0-	-0-	-0-	-0-	-0-	-0-	40,500
	March 31, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

45 | Page

Ms. Tunevic currently devotes all of her time to manage the affairs of the Company. She has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our sole officer and director other than as described herein. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2023, no new warrants was awarded to the executives

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of June 29, 2023, concerning the number of shares of common stock beneficially owned by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Natalija Tunevic	1,000,000	1.55%
Preferred Stock	Natalija Tunevic	5,000,000	100%*)
Common Stock	Mikhail Bukshpan	8,597,832	13.33%
Common Stock	GBT Tokenize Corp	26,000,000	40.31%**)
Preferred Stock Series A	Treasure Drive, LTD	5,000	4.99%***)

The percent of class is based on 64,503,811 shares of common stock and 5,000,000 of preferred stock issued and outstanding as of the date of this annual report

*) Voting right 5 to 1.

**) agreed to a lock-up period of nine (9) months from April 2023

***) Voting on an as converted basis, subject to 4.99% Blocker of beneficial ownership

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adversary to the Company or has a material interest adverse to the Company.

Item 13. Certain Relationships and Related Transactions

There are no promoters of the company, and have been none, as defined in Item 404(c)(1)(i) of Regulation S-K, other than the Company’s directors and officers.

During the year ended March 31, 2023, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of March 31, 2023, our directors and officers had loaned $72,280 to the Company to provide working capital for its business operations.

46 | Page

On April 20, 2023, the Company and Kenneth L. Waggoner entered into an Executive Compensation Agreement pursuant to which Mr. Waggoner was retained as Chief Executive Officer. In consideration for serving as CEO, Mr. Waggoner will receive an annual base salary of $720,000 payable in shares of common stock of the Company (the “CEO Shares”), which shall be increased to $1,440,000 upon the Company up-listing to a national exchange. The CEO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of CEO Shares will be issued on a quarterly basis and shall be determined by dividing $180,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. On April 26, 2023, the parties enter into Amendment No. 1 to Executive Compensation Agreement adding to the consideration of Mr. Waggoner for serving as CEO, that If Mr. Waggoner raises sufficient equity financing or other working capital, Mr. Waggoner shall be entitled to an additional bonus to be determine by the Company’s Board of Directors which in any event will not be less than $200,000 payable to the Executive within 30 days of such financing or infusion of capital.

Natalija Tunevic entered into the Amendment of Employment Agreement pursuant to which her salary decreased from $5,500 to $2,500.

On June 27, 2023, Natalija Tunevic, the Company’s Secretary, accepted the resignation of Kenneth Waggoner, which was submitted by Mr. Waggoner through a third party. Mr. Waggoner's resignation was due to a perceived disagreement over the company's operations as dictated by the board of directors. Effectively immediately, Mr. Waggoner no longer represents the company or its employees or consultants in any way. Ms. Tunevic will fill the vacancy as interim CEO until the board appoints a new one.

On April 27, 2023, the Company and Paul Averill entered into an Employment Agreement pursuant to which Mr. Averill was retained as Chief Operating Officer (“COO”). In consideration for serving as COO, Mr. Averill will receive an annual base salary of $600,000 payable in shares of common stock of the Company (the “COO Shares”), which shall be increased to $1,200,000 upon the Company up-listing to a national exchange. The COO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of COO Shares to be issued on a quarterly basis shall be determined by dividing $150,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. Mr. Averill shall be paid a one-time $150,000 cash payment no later than thirty (30) days after the Company raises sufficient equity financing or other working capital.

Procedures for Approval of Related Party Transactions

Our Board of Directors is in charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company has no outside directors as of March 31, 2023.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2023, we incurred approximately $23,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our March 31, 2022 financial statements and for the reviews of our financial statements for the quarters ended June 30, 2022, September 30, 2022 and December 31, 2022.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

47 | Page

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 2023	TREND INNOVATIONS HOLDING INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Treasurer, Director and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary, Chief Executive Officer	June 30, 2023
Natalija Tunevic

/s/ Ivan Lunegov	President	June 30, 2023
Ivan Lunegov

/s/ Vitalis Racius	Treasurer, Director, Chief Financial and Accounting Officer	June 30, 2023
Vitalis Racius

48 | Page