Form 10-K/A
period 2023-03-31
TREND INNOVATIONS HOLDING INC.
filed 2023-06-30
CIK 1740797

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 64,503,811 common shares issued and outstanding as of June 30, 2023.

Documents incorporated by reference: None

 EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of TREND INNOVATIONS HOLDING INC. (the “Company,” “we,” and “our”) for the year ended March 31, 2023, which was originally filed with the Securities and Exchange Commission on June 30, 2023 (the “Original Filing”).

The Company is filing this Amendment , form 10-K/A solely for the purpose of correcting an unintentional error and adding the embedded Inline interactive data files (IXBRL) pursuant to Rule 405 of Regulation S-T.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

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