Form 10-K/A
period 2023-03-31
TREND INNOVATIONS HOLDING INC.
filed 2023-07-13
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of TREND INNOVATIONS HOLDING INC. (the “Company,” “we,” and “our”) for the year ended March 31, 2023, which was originally filed with the Securities and Exchange Commission on June 30, 2023 (the “Original Filing”).

The Company is filing this Amendment No. 2, Form 10-K/A, solely for the purpose of correcting an inadvertent error in the signature of the report: Vitalis Racius-Treasurer, Director, Chief Financial and Accounting Officer,Chief Executive Officer; and adding the correct CERTIFICATION - ex 31.1 and ex 32.1.

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

Employees Identification of Certain Significant Employees.

The Company’s Board Members include: Natalija Tunevic, Secretary; Ivan Lunegov, President; Vitalis Racius, CEO, Director, Treasurer & Principal Accounting and Financial Officer, and Paul Averill, COO. Please refer to Item 11 for more details.

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

On June 27, 2023, Natalija Tunevic, the Company’s Secretary, accepted the resignation of Kenneth Waggoner, which was submitted by Mr. Waggoner through a third party. Mr. Waggoner's resignation was due to a perceived disagreement over the company's operations as dictated by the board of directors. Effectively immediately, Mr. Waggoner no longer represents the company or its employees or consultants in any way. Ms. Racius will fill the vacancy as interim CEO until the board appoints a new one.

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

On June 27, 2023, Natalija Tunevic, the Company’s Secretary, accepted the resignation of Kenneth Waggoner, which was submitted by Mr. Waggoner through a third party. Mr. Waggoner's resignation was due to a perceived disagreement over the company's operations as dictated by the board of directors. Effectively immediately, Mr. Waggoner no longer represents the company or its employees or consultants in any way. Ms. Racius will fill the vacancy as interim CEO until the board appoints a new one.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Natalija Tunevic	64	Secretary
Ivan Lunegov	38	President
Vitalis Racius	41	Chief Executive Officer, Treasurer, Director, Principal Financial and Accounting Officer, Chief Operating Officer
Paul Averill	62	Chief Operating Officer

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

On June 27, 2023, Natalija Tunevic, the Company’s Secretary, accepted the resignation of Kenneth Waggoner, which was submitted by Mr. Waggoner through a third party. Mr. Waggoner's resignation was due to a perceived disagreement over the company's operations as dictated by the board of directors. Effectively immediately, Mr. Waggoner no longer represents the company or its employees or consultants in any way. Ms. Racius will fill the vacancy as interim CEO until the board appoints a new one.

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

On June 27, 2023, Natalija Tunevic, the Company’s Secretary, accepted the resignation of Kenneth Waggoner, which was submitted by Mr. Waggoner through a third party. Mr. Waggoner's resignation was due to a perceived disagreement over the company's operations as dictated by the board of directors. Effectively immediately, Mr. Waggoner no longer represents the company or its employees or consultants in any way. Ms. Racuis will fill the vacancy as interim CEO until the board appoints a new one.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended March 31, 2023 and 2022:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Natalija Tunevic Secretary	March 31, 2023	66,000	-0-	-0-	-0-	-0-	-0-	-0-	66,000
	March 31, 2022	66,000	-0-	-0-	-0-	-0-	-0-	-0-	66,000
Mikhail Bukshpan Former Director and Treasurer	March 31, 2023	13,500	-0-	-0-	-0-	-0-	-0-	-0-	13,500
	March 31, 2022	54,000	-0-	-0-	-0-	-0-	-0-	-0-	54,000
Ivan Lunegov President	March 31, 2023	45,000	-0-	-0-	-0-	-0-	-0-	-0-	45,000
	March 31, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Vitalis Racius Treasurer, Director, Chief Financial and Accounting Officer, Chief Executive Officer	March 31, 2023	40,500	-0-	-0-	-0-	-0-	-0-	-0-	40,500
	March 31, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

On June 27, 2023, Natalija Tunevic, the Company’s Secretary, accepted the resignation of Kenneth Waggoner, which was submitted by Mr. Waggoner through a third party. Mr. Waggoner's resignation was due to a perceived disagreement over the company's operations as dictated by the board of directors. Effectively immediately, Mr. Waggoner no longer represents the company or its employees or consultants in any way. Ms. Racius will fill the vacancy as interim CEO until the board appoints a new one.

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

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1 Certification of Chief Financial Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

47 | Page

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 13, 2023	TREND INNOVATIONS HOLDING INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Treasurer, Director and Chief Financial Officer, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	July 13, 2023
Natalija Tunevic

/s/ Ivan Lunegov	President	July 13, 2023
Ivan Lunegov

/s/ Vitalis Racius	Treasurer, Director, Chief Financial and Accounting Officer, Chief Executive Officer	July 13, 2023
Vitalis Racius

48 | Page