Form 10-Q
period 2023-06-30
AVANT TECHNOLOGIES INC.
filed 2023-08-16
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-225433

AVANT TECHNOLOGIES INC.
(f/k/a TREND INNOVATIONS HOLDING INC.)
(Exact name of small business issuer as specified in its charter)

Nevada	7370	38-4053064
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

c/o Eastbiz.com, Inc 5348 Vegas Drive, Las Vegas, NV 89108

(Address of principal executive offices and Zip Code)

(866) 533-0065

(Registrant’s telephone number, including area code)

headoffice@free-cook.com

(Registrant’s email)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	AVAI	OTC Markets

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 64,717,054 common shares issued and outstanding as of August 15, 2023.

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

QUARTERLY REPORT ON FORM 10-Q

2 | Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying interim financial statements of Avant Technologies Inc. (formerly Trend Innovations Holding Inc) (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

3 | Page

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Balance Sheets

	June 30, 2023	March 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$518	$107,472
Prepaid Rent	117	103
Total Current Assets	635	107,575
Fixed Assets
Accumulated depreciation	(1,450)	(1,375)
Furniture and Equipment	1,500	1,500
Total Fixed Assets	50	125
Intangible Assets
Accumulated depreciation	(163,537)	(154,511)
Avant AI	124,000	-
App Development Cost	126,850	126,850
Chatbot Development	4,060	4,060
instantFAME™ Platform	25,000	-
RSS Database	149,000	149,000
Website Development	8,361	8,361
Total Intangible Assets	273,734	133,760
TOTAL ASSETS	$274,419	$241,460
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Payroll	$458,600	$192,600
Accounts Payable	121,010	44,301
Loan from Related Parties (note 6)	294,990	244,218
Convertible Notes Payable (note 7)	294,600	294,600
Notes payable - Related Party	99,000	99,000
Total Current Liabilities	1,268,200	874,719
Total Liabilities	1,268,200	874,719
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 5,000,000 and 5,000,000 common shares issued and outstanding respectively	5,000	3,950
Preferred stock Series A, $0.001 par value, 5,000 shares authorized; 5,000 and 0 shares issued and outstanding	25,000	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 64,503,811 and 38,503,811 common shares issued and outstanding respectively	64,504	38,504
Additional paid in capital	171,157	172,207
Accumulated deficit	(1,259,442)	(847,920)
Total Stockholders’ Equity (Deficit)	(993,781)	(633,259)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$274,419	$241,460

See accompanying notes, which are an integral part of these financial statements

4 | Page

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Statements of Operations

Three months ended June 30, 2023 and 2022 (Unaudited)

	Three months ended June 30, 2023	Three months ended June 30, 2022
ORDINARY INCOME/EXPENSE
Income
Sales	$-	$127,357
TOTAL INCOME	-	127,357
COGS	-	102,866
GROSS PROFIT	-	24,491

OPERATING EXPENSES
Depreciation Expense	9,101	11,942
General and Administrative Expenses	361,493	37,305
Professional Fees	40,595	8,570
Rent Expenses	333	304
TOTAL OPERATING EXPENSES	411,522	58,121

OTHER (EXPENSES) INCOME	-	3,868

NET INCOME (LOSS) FROM OPERATIONS	$(411,522)	$(29,762)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(411,522)	$(29,762)

Other comprehensive income (loss):
Foreign currency translation adjustment	$-	$(4,631)

COMPREHENSIVE INCOME (LOSS)	$(411,522)	$(34,393)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	57,646,668	26,316,083

See accompanying notes, which are an integral part of these financial statements

5 | Page

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Statement of Stockholders’ Equity

Three months ended June 30, 2023 and 2022 (Unaudited)

	Common Stock		Preferred Stock		Preferred Stock Series A		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, March 31, 2022	26,316,083	$ 26,316	5,000,000	$ 3,950	—	$—	$60,193	$(169)	$(495,851)	$(405,561)
Foreign currency translation adjustment	—	—	—	—	—	—	(63)	(4,631)	—	(4,694)
Net income (loss) for the three-months period	—	—	—	—	—	—	—	—	(29,762)	(29,762)
Balance, June 30, 2022	26,316,083	$ 26,316	5,000,000	$ 3,950	—	$—	$60,130	$(4,800)	$(525,613)	$(440,017)
Balance, March 31, 2023	38,503,811	$ 38,504	5,000,000	$ 3,950	—	$—	$172,207	$—	$(847,920)	$(633,259)
Common Shares issued for acquisition	26,000,000	26,000	—	—	—	—	—	—	—	26,000
Preferred Shares Series A issued for acquisition	—	—	—	—	5,000	25,000	—	—	—	25,000
Preferred Shares adjustment	—	—	—	1,050	—	—	(1,050)	—	—	—
Net income (loss) for the three-months period	—	—	—	—	—	—	—	—	(411,522)	(411,522)
Balance, June 30, 2023	64,503,811	$ 64,504	5,000,000	$ 5,000	5,000	$25,000	$171,157	$—	$(1,259,442)	$(993,781)

See accompanying notes, which are an integral part of these financial statements

6 | Page

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Statement of Cash Flows

Three months ended June 30, 2023 and 2022 (Unaudited)

	Three months ended June 30, 2023	Three months ended June 30, 2022
OPERATING ACTIVITIES
Net Income	$(411,522)	$(29,762)
Foreign currency translation adjustment	-	(4,631)
Adjustments to reconcile Net Income
to net cash used in operations:
Accumulated depreciation	9,101	11,942
Accounts Payable	76,709	68,863
Accounts Receivables	-	(10,063)
Accrued Liabilities	-	2,106
Accrued Payroll	266,000	30,000
Loan Receivable	-	9,487
Retainers from Customers	-	(59,497)
Prepaid Expenses	-	77,158
Prepaid Rent	(14)	(7)
Net cash used in Operating Activities	(59,726)	95,596
INVESTING ACTIVITIES
Chatbot Development	$-	$(4,060)
Mobile App Update	-	(29,450)
Intangible Assets Acquisition	(149,000)	-
Net cash provided by Investing Activities	(149,000)	(33,510)
FINANCING ACTIVITIES
Loan from Related Parties	$50,772	$30,684
Loan Payable	-	(103,594)
Capital Stock	26,000	-
Series A Preferred Stock	25,000	-
Net cash provided by Financing Activities	101,772	(72,910)
Net cash increase for period	$(106,954)	$(10,824)
Cash at beginning of period	$107,472	$33,289
Cash at end of period	$518	$22,465

See accompanying notes, which are an integral part of these financial statements

7 | Page

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Avant Technologies Inc. is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of Information Technology consulting services. The Company consider itself native expert in the field of information technology based on artificial intelligence. Recently, the Company acquired Avant! AI™ and InstantFAME™, two technologies operating in multi-billion-dollar industries.

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

On July 18, 2023, FINRA announced the Company’s Name Change and Symbol Change, which became effective on July 19, 2023 on the OTC Markets. The Name Change and Symbol Change do not affect the rights of the Company’s security holders. The Company’s securities will continue to be quoted on the OTC Markets. Following the Name Change, the stock certificates, which reflect the former name of the Company, will continue to be valid. Certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent

Our virtual principal office address is located at c/o Eastbiz.com, Inc 5348 Vegas Drive, Las Vegas, NV 89108

Sale and Purchase of Ownership Interest Agreement

On June 28, 2019 Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) a Nevada corporation (“Buyer”, “Company”), entered into a Sale and Purchase of Ownership Interest Agreement with ThyNews Tech LLC, a Wyoming corporation, (“Thynews Tech” or the “Seller”), wherein Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) purchased 100% of the ownership of Thynews Tech. Upon completion of the Agreement, Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) agreed to deliver to Thynews Tech’s owners a cumulative total of one hundred thousand (100,000) restricted shares of Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) treasury valued at One Dollar ($1.00) per share. The shares were to be delivered to Thynews Tech within 60 days following the execution of the agreement. Additionally, Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) provided to Thynews Tech’s owners, as consideration, a Promissory Note in the amount of One Hundred Thousand United States Dollars ($100,000 US). Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) acquired 100% of the ownership of duly and validly issued, fully paid and non-assessable ownership interest of ThyNews Tech LLC, including ThyNews Application. Prior to the transaction, Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) had 5,014,080 shares of common stock issued and outstanding. Upon the transaction, the additional 100,000 of Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) common stock were issued and outstanding. Upon the issuance of shares to Thynews, there were 5,014,080 shares of common stock issued and outstanding.

On March 30, 2020 Avant Technologies Inc. (formerly Trend Innovations Holding Inc.), being represented by its President and Director, Natalija Tunevic, entered into Sale and Purchase of Ownership Interest Of 100% of Itnia Co. LLC, a Wyoming limited liability company which owns 100% of MB Lemalike Innovations, a Lithuanian IT consulting company with Mikhail Bukshpan. Upon completion of the Agreement, Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) agreed to deliver to Itnia Co. LLC’s owners a cumulative total of one hundred fifty thousand (150,000) restricted shares of Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) treasury valued at One Dollar ($1.00) per share. The shares were to be delivered to Mr. Bukshpan within the mutually agreed upon time frame following the execution of the agreement. Additionally, Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) were to provide to Mr. Bukshpan, as consideration, a Promissory Note in the amount of One Hundred and Fifty Thousand United States Dollars ($150,000 US).

8 | Page

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

On January 31, 2020, Mr. Mikhail Bukshpan became the director of the entity. On March 10, 2020, he merged Lemalike Innovations into his limited liability company, Itnia Co. LLC. Upon that, on March 30, 2020, Itnia Co. LLC merged into Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) and became a part of the holding.

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

9 | Page

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of June 30, 2023. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2023 and for the related periods presented.

The results for the three months ended June 30, 2023, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission.

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

10 | Page

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $518 of cash as of June 30, 2023.

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

11 | Page

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through June 30, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – FIXED ASSETS

As of June 30, 2023, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $1,450 as of June 30, 2023.

Note 5 – INTANGIBLE ASSETS

As of June 30, 2023, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of June 30, 2023.

12 | Page

As of June 30, 2023, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $97,400 as of June 30, 2023.

In December 2019 and March 2020, the Company purchased an RSS Database. As of June 30, 2023, the total amount of RSS Database was $149,000. Depreciation expense of RSS Database was $52,500 as of June 30, 2023.

In April 2023, the Company acquired Avant! AI™ and Instant FAME™ technologies. As of June 30, 2023, the total amount of the acquired assets was $124,000 and $25,000, respectively. Depreciation expense of Avant! AI™ was $2,067 as of June 30, 2023. Depreciation expense of Instant FAME™ was $417 as of June 30, 2023.

The Company had the following intangible assets as of June 30, 2023:

	As of June 30, 2023	As of March 31, 2023

Avant! AI™	$124,000	$—
Chatbot Developments	4,060	4,060
Instant FAME™	25,000	—
Mobile Application Development Costs	126,850	126,850
RSS Database	149,000	149,000
Website Development	8,361	8,361
Amortization expense	(163,537)	(154,511)

Total Intangible Assets, Net	$273,734	$133,760

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through June 30, 2023, our secretary, Natalija Tunevic, has loaned to the Company $114,328. This loan is unsecured, non-interest bearing and due on demand.

As of June 30, 2023, our director, Vitalis Racius, has loaned to the Company $50,872. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of June 30, 2023. The advances are interest-free and due on demand.

As of June 30, 2023, our former Treasurer, COO and Director, Mikhail Bukshpan, has loaned to the Company $5,200. The advances are interest-free and due on demand.

As of June 30, 2023, the Company has an outstanding debt to Mikhail Bukshpan. The amount of such debt is $99,000.

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

13 | Page

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of June 30, 2023.

There were 5,000,000 shares of preferred stock issued and outstanding as of June 30, 2023.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of June 30, 2023.

In April 2023, the Company issued 5,000 preferred stock series A for InstantFAME™ acquisition.

There were 5,000 shares of preferred stock series A issued and outstanding as of June 30, 2023.

Common Stock

The Company has 500,000,000, $0.001 par value shares of common stock as of June 30, 2023.

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

In April 2023, the Company issued 26,000,000 common shares for Avant! AI™ acquisition.

There were 64,503,811 shares of common stock issued and outstanding as of June 30, 2023.

Warrants

No warrants were issued or outstanding as of June 30, 2023.

14 | Page

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

On June 27, 2023, Natalija Tunevic, the Company’s Secretary, accepted the resignation of Kenneth Waggoner, which was submitted by Mr. Waggoner through a third party. Mr. Waggoner's resignation was due to a perceived disagreement over the company's operations as dictated by the board of directors. Effectively immediately, Mr. Waggoner no longer represents the company or its employees or consultants in any way. Mr. Racius will fill the vacancy as interim CEO until the board appoints a new one.

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

15 | Page

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to June 30, 2023, through the date these financial statements were issued, and has determined that the followings represents material subsequent events to disclose in these financial statements:

On May 24, 2023, the Company, filed a Certificate of Amendment to its Articles of Incorporation changing the Company’s name to Avant Technologies Inc. (the “Name Change”). On May 23, 2023, in connection with the foregoing, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”), requesting confirmation of the Name Change and also to request the change of the Company’s ticker symbol from “TREN” to “AVAI” (the “Symbol Change”). On July 18, 2023, FINRA announced the Company’s Name Change and Symbol Change, which became effective on July 19, 2023 on the OTC Markets. The Name Change and Symbol Change do not affect the rights of the Company’s security holders. The Company’s securities will continue to be quoted on the OTC Markets. Following the Name Change, the stock certificates, which reflect the former name of the Company, will continue to be valid. Certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

On July 24, 2023, the Company and Danny Rittman entered into an Employment Agreement pursuant to which Mr. Rittman was retained as Chief Information Security Officer (“CISO”).

In consideration for serving as CISO, Mr. Rittman will receive an annual base salary of $300,000 payable in shares of common stock of the Company (the “CISO Shares”), which shall be increased to $600,000 upon the Company up-listing to a national exchange. The CISO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of CISO Shares to be issued on a quarterly basis shall be determined by dividing $75,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. Mr. Rittman shall be paid a one-time $50,000 cash payment no later than thirty (30) days after the Company raises sufficient equity financing or other working capital.

Dr. Rittman is a veteran software architect and integrated circuit technology expert with over 20 years of experience in the technology sector. From 2014 through the present, Dr. Rittman served as the Chief Technology Officer and as a director of GBT Technologies, Inc. (OTC: GTCH) (“GBT”), leading its technological direction and managing teams of mobile software developers. From 2012, through 2014, Dr. Rittman served as a Senior Integrated Circuit Consultant for Qualcomm / Max Linear, managing teams of integrated circuit designers within the mobile technology arena. From 2005 through 2010, Dr. Rittman served as the Founder and Chief Technology Officer of Micrologic Design Automation, leading the company’s technological direction, including architecture, design and development of EDA software tools. From 2002 through 2007, Dr. Rittman served as an Integrated Circuit CAD / Software Senior Consultant for IBM, managing integrated circuit back-end projects and leading back-end CAD and QA software tool development and implementation. From 1995 through 2002, Dr. Rittman served as the Founder and VP of R&D for Bind-key Technologies, leading the company’s technological direction, research and development of EDA software tools for integrated circuits and back-end design. Dr. Rittman received a BS in Electrical Engineering - VLSI Design from the University of Bridgeport, graduating Magna Cum Laude in 1992; a MS in Computer Science VLSI Design, specializing in Automation Algorithms, from La Salle University, graduating Magna Cum Laude in 1996; and a PhD in Computer Science - VLSI Design, specializing in EDA Concepts and Algorithms, from La Salle University, graduating Summa Cum Laude in 1998. Dr. Rittman completed a master's degree in information and cybersecurity at Berkeley University. The UC Berkeley MICS (Master of Information and Cybersecurity) program is a graduate-level, accredited program providing comprehensive information and cybersecurity education. The School of Information (iSchool) offers it in collaboration with the College of Engineering at the University of California, Berkeley. The MICS program is designed to provide students with the technical and policy aspects of information and cybersecurity. It covers computer security, cryptography, network security, privacy, risk management, and cybercrime. The program emphasizes a hands-on, project-based approach to learning and provides students with opportunities to work on real-world cybersecurity problems. The MICS program provides participants with the cybersecurity skills and knowledge needed to assume leadership positions in private-sector technology companies and government and military organizations.

16 | Page

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements (“CFS”) and related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” included in this report.

In this Quarterly report, references to “AVANT” “AVAI” “TREND”, “TREN”, or “the Company,” or “we,” or “us,” and “our” refer to TREND INNOVATIONS HOLDING INC. Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

This section of the report should be read together with Footnotes of the Company audited financials for the year ended March 31, 2023, the unaudited statements of operations for the three ended June 30, 2023 and 2022 are compared in the sections below.

Business Description

Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of Information Technology consulting services. The Company consider itself native expert in the field of information technology based on artificial intelligence. Recently, the Company acquired Avant! AI™ and InstantFAME™, two technologies operating in multi-billion-dollar industries.

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

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to June 30, 2023 the Company acquired additional 50,000 processed sources. As of June 30, 2023, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

 17 | Page

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

 18 | Page

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

  19 | Page

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

 20 | Page

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

On May 24, 2023, the Company, filed a Certificate of Amendment to its Articles of Incorporation changing the Company’s name to Avant Technologies Inc. (the “Name Change”). On May 23, 2023, in connection with the foregoing, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”), requesting confirmation of the Name Change and also to request the change of the Company’s ticker symbol from “TREN” to “AVAI” (the “Symbol Change”). On July 18, 2023, FINRA announced the Company’s Name Change and Symbol Change, which became effective on July 19, 2023 on the OTC Markets. The Name Change and Symbol Change do not affect the rights of the Company’s security holders. The Company’s securities will continue to be quoted on the OTC Markets. Following the Name Change, the stock certificates, which reflect the former name of the Company, will continue to be valid. Certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

On July 24, 2023, the Company and Danny Rittman entered into an Employment Agreement pursuant to which Mr. Rittman was retained as Chief Information Security Officer (“CISO”).

In consideration for serving as CISO, Mr. Rittman will receive an annual base salary of $300,000 payable in shares of common stock of the Company (the “CISO Shares”), which shall be increased to $600,000 upon the Company up-listing to a national exchange. The CISO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of CISO Shares to be issued on a quarterly basis shall be determined by dividing $75,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. Mr. Rittman shall be paid a one-time $50,000 cash payment no later than thirty (30) days after the Company raises sufficient equity financing or other working capital.

 21 | Page

Dr. Rittman is a veteran software architect and integrated circuit technology expert with over 20 years of experience in the technology sector. From 2014 through the present, Dr. Rittman served as the Chief Technology Officer and as a director of GBT Technologies, Inc. (OTC: GTCH) (“GBT”), leading its technological direction and managing teams of mobile software developers. From 2012, through 2014, Dr. Rittman served as a Senior Integrated Circuit Consultant for Qualcomm / Max Linear, managing teams of integrated circuit designers within the mobile technology arena. From 2005 through 2010, Dr. Rittman served as the Founder and Chief Technology Officer of Micrologic Design Automation, leading the company’s technological direction, including architecture, design and development of EDA software tools. From 2002 through 2007, Dr. Rittman served as an Integrated Circuit CAD / Software Senior Consultant for IBM, managing integrated circuit back-end projects and leading back-end CAD and QA software tool development and implementation. From 1995 through 2002, Dr. Rittman served as the Founder and VP of R&D for Bind-key Technologies, leading the company’s technological direction, research and development of EDA software tools for integrated circuits and back-end design. Dr. Rittman received a BS in Electrical Engineering - VLSI Design from the University of Bridgeport, graduating Magna Cum Laude in 1992; a MS in Computer Science VLSI Design, specializing in Automation Algorithms, from La Salle University, graduating Magna Cum Laude in 1996; and a PhD in Computer Science - VLSI Design, specializing in EDA Concepts and Algorithms, from La Salle University, graduating Summa Cum Laude in 1998. Dr. Rittman completed a master's degree in information and cybersecurity at Berkeley University. The UC Berkeley MICS (Master of Information and Cybersecurity) program is a graduate-level, accredited program providing comprehensive information and cybersecurity education. The School of Information (iSchool) offers it in collaboration with the College of Engineering at the University of California, Berkeley. The MICS program is designed to provide students with the technical and policy aspects of information and cybersecurity. It covers computer security, cryptography, network security, privacy, risk management, and cybercrime. The program emphasizes a hands-on, project-based approach to learning and provides students with opportunities to work on real-world cybersecurity problems. The MICS program provides participants with the cybersecurity skills and knowledge needed to assume leadership positions in private-sector technology companies and government and military organizations.

The above offers and sales of the CISO Shares were made to Dr. Rittman, an accredited investor, and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), with regards to the sales. No advertising or general solicitation was employed in offerings the securities. The offer and sale were made to an accredited investors and transfer of the securities was restricted by the Company in accordance with the requirements of the 1933 Act.

Employees Identification of Certain Significant Employees.

The Company’s Board Members include: Natalija Tunevic, Secretary; Ivan Lunegov, President; Vitalis Racius, CEO, Director, Treasurer & Principal Accounting and Financial Officer, Paul Averill, COO and Danny Rittman CISO.

Offices

The Company rents a virtual office at c/o Eastbiz.com, Inc 5348 Vegas Drive, Las Vegas, NV 89108.

Results of operations

Results of Operations for the three months ended June 30, 2023 and 2022:

Revenue

For the three months ended June 30, 2023 and 2022 the Company generated total revenue of $0 and $127,357, respectively.

 22 | Page

Operating expenses

Total operating expenses for the three months ended June 30, 2023 and 2022 were $411,522 and $58,121. The operating expenses for the three months ended June 30, 2023 included $9,101 in depreciation expenses; $361,493 in general and administrative expenses; $40,595 in professional fees; $333 in rent expense. The operating expenses for the three months ended June 30, 2022 included $11,942 in depreciation expenses; $37,305 in general and administrative expenses; $8,570 in professional fees; $304 in rent expense.

Net Loss/Income

The net income (loss) for the three months ended June 30, 2023 and 2022 was ($411,522) and $(29,762) accordingly.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, the Company had $518 of cash and our liabilities were $1,268,200, comprised of an amount owed to the officers of the Company; accounts payable and notes payable.

As of June 30, 2023, our total assets were $274,419. Total assets were comprised of $635 in current assets, $50 in fixed assets and $273,734 in intangible assets.

As of June 30, 2023, our current liabilities were $1,268,200 and Stockholders’ deficit was $993,781.

CASH FLOWS FROM OPERATING ACTIVITIES

As of June 30, 2023, the Company used ($59,726) of cash flows in operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

As of June 30, 2023, the Company generated ($149,000) of cash flows in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

As of June 30, 2023, the Company generated $101,772 of cash flows in financing activities.

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

23 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

24 | Page

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

25 | Page

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

26 | Page

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

27 | Page

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

28 | Page

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

No unregistered shares were sold during the three-month period ended June 30, 2023.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the three-month period ended June 30, 2023.

29 | Page

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

Dated: August 16, 2023	AVANT TECHNOLOGIES INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Treasurer, Director and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	August 16, 2023
Natalija Tunevic

/s/ Ivan Lunegov	President	August 16, 2023
Ivan Lunegov

/s/ Vitalis Racius	Treasurer, Director, Chief Financial and Accounting Officer	August 16, 2023
Vitalis Racius

30 | Page