Form 10-Q
period 2023-09-30
AVANT TECHNOLOGIES INC.
filed 2023-11-17
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

(866) 533-0065

(Registrant’s telephone number, including area code)

office@trendinnovationsholding.com

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. No (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 75,721,713 common shares issued and outstanding as of November 17, 2023.

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

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Balance Sheets

	September 30, 2023	March 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,480	$107,472
Prepaid Rent	114	103
Total Current Assets	1,594	107,575
Fixed Assets
Accumulated depreciation	(1,500)	(1,375)
Furniture and Equipment	1,500	1,500
Total Fixed Assets	-	125
Intangible Assets
Accumulated depreciation	(173,804)	(154,511)
Avant AI	124,000	-
App Development Cost	126,850	126,850
Chatbot Development	4,060	4,060
instantFAME™ Platform	25,000	-
RSS Database	149,000	149,000
Website Development	8,361	8,361
Total Intangible Assets	263,467	133,760
TOTAL ASSETS	$265,061	$241,460
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Payroll	$410,000	$192,600
Accounts Payable	138,510	44,301
Loan from Related Parties (note 6)	439,353	244,218
Convertible Notes Payable (note 7)	169,500	294,600
Notes payable - Related Party	99,000	99,000
Total Current Liabilities	1,256,363	874,719
Total Liabilities	1,256,363	874,719
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 5,000,000 and 5,000,000 common shares issued and outstanding respectively	5,000	3,950
Preferred stock Series A, $0.001 par value, 5,000 shares authorized; 5,000 and 0 shares issued and outstanding	25,000	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 64,503,811 and 38,503,811 common shares issued and outstanding respectively	74,267	38,504
Additional paid in capital	563,494	172,207
Accumulated deficit	(1,659,063)	(847,920)
Total Stockholders’ Equity (Deficit)	(991,302)	(633,259)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$265,061	$241,460

See accompanying notes, which are an integral part of these financial statements

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Statements of Operations

Three and six months ended September 30, 2023 and 2022 (Unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Six months ended September 30, 2023	Six months ended September 30, 2022
ORDINARY INCOME/EXPENSE
Income
Sales	$-	$6,592	$-	$133,949
TOTAL INCOME	-	6,592	-	133,949
COGS	-	-	-	102,866
GROSS PROFIT	-	6,592	-	31,083

OPERATING EXPENSES
Depreciation Expense	10,317	3,825	19,418	15,767
General and Administrative Expenses	371,969	74,209	733,461	111,514
Professional Fees	5,603	12,016	46,198	20,586
Rent Expenses	439	304	773	608
TOTAL OPERATING EXPENSES	388,328	90,354	799,850	148,475

OTHER INCOME (EXPENSES)	(11,293)	-	(11,293)	3,868

NET INCOME (LOSS) FROM OPERATIONS	$(399,621)	$(83,762)	$(811,143)	$(113,524)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(399,621)	$(83,762)	$(811,143)	$(113,524)

Other comprehensive income (loss):
Foreign Currency Translation Adjustment	$-	$11,083	$-	$6,452

COMPREHENSIVE INCOME (LOSS)	$(399,621)	$(72,679)	$(811,143)	$(107,072)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	74,267,054	32,231,083	74,267,054	32,231,083

See accompanying notes, which are an integral part of these financial statements

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Statement of Stockholders’ Equity

Three and six months ended September 30, 2023 and 2022 (Unaudited)

	Common Stock		Preferred Stock		Preferred Stock Series A			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, March 31, 2022	26,316,083	$ 26,316	5,000,000	$ 3,950	-		$-	$60,193	$(169)	$(495,851)	$(405,561)
Foreign currency translation adjustment	-	-	-	-	-		-	(63)	(4,631)	-	(4,694)
Net income (loss) for the three-months period	-	-	-	-	-		-	-	-	(29,762)	(29,762)
Balance, June 30, 2022	26,316,083	$ 26,316	5,000,000	$ 3,950	-		$-	$60,130	$(4,800)	$(525,613)	$(440,017)
Conversion of Notes Payable into Common Shares	5,915,000	5,915	-	-	-		-	85,585	-	-	91,500
Capital contribution	-	-	-	-	-		-	1,499	-	-	1,499
Foreign currency translation adjustment	-	-	-	-	-		-	(128)	11,083	-	10,955
Net income (loss) for the three-months period	-	-	-	-	-		-	-	-	(83,762)	(83,762)
Balance, September 30, 2022	32,231,083	$ 32,231	5,000,000	$ 3,950	-		$-	$147,086	$6,283	$(609,375)	$(419,825)

Balance, March 31, 2023	38,503,811	$ 38,504	5,000,000	$ 3,950	-	-	-	$172,207	$-	$(847,920)	$(633,259)
Common Shares issued for acquisition	26,000,000	26,000	-	-	-		-	-	-	-	26,000
Preferred Shares Series A issued for acquisition	-	-	-	-	5,000		25,000	-	-	-	25,000
Preferred Shares adjustment	-	-	-	1,050	-		-	(1,050)	-	-	-
Net income (loss) for the three-months period	-	-	-	-	-		-	-	-	(411,522)	(411,522)
Balance, June 30, 2023	64,503,811	$ 64,504	5,000,000	$ 5,000	5,000		$25,000	$171,157	$-	$(1,259,442)	$(993,781)
Common Shares issued for acquisition	9,763,243	9,763	-	-	-		-	392,337	-	-	402,100
Net income (loss) for the three-months period	-	-	-	-	-		-	-	-	(399,621)	(399,621)
Balance, September 30, 2023	74,267,054	$ 74,267	5,000,000	$ 5,000	5,000		$25,000	$563,494	$-	$(1,659,063)	$(991,302)

See accompanying notes, which are an integral part of these financial statements

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Statement of Cash Flows

Three and six months ended September 30, 2023 and 2022 (Unaudited)

	Six months ended September 30, 2023	Six months ended September 30, 2022
OPERATING ACTIVITIES
Net Income (Loss)	$(811,143)	$(113,524)
Foreign Currency Translation Adjustment	-	6,452
Adjustments to reconcile Net Income
to net cash used in operations:
Accumulated Depreciation	19,418	15,767
Accounts Payable	94,209	65,735
Accounts Receivables	-	(2,879)
Accrued Liabilities	-	(1,088)
Accrued Payroll	217,400	(31,500)
Loan Receivable	-	38,130
Retainers from Customers	-	(59,755)
Prepaid Expenses	-	69,111
Prepaid Rent	(11)	1
Net cash used in Operating Activities	(480,127)	(13,550)
INVESTING ACTIVITIES
Chatbot Development	$-	$(4,060)
Mobile App Update	-	(29,450)
Intangible Assets Acquisition	(149,000)	-
Net cash provided by Investing Activities	(149,000)	(33,510)
FINANCING ACTIVITIES
Loan from Related Parties	$195,135	$32,168
Loan Payable	-	(107,314)
Capital Stock	35,763	5,915
Convertible Notes Payable	(125,100)	-
Series A Preferred Stock	25,000	-
Additional Paid in Capital	392,337	86,893
Net cash provided by Financing Activities	523,135	17,662
Net cash increase for period	$(105,992)	$(29,398)
Cash at beginning of period	$107,472	$33,289
Cash at end of period	$1,480	$3,891

See accompanying notes, which are an integral part of these financial statements

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023

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

Until said acquisitions, the Company's "Thy News" application was one of the Company's key projects. Thy News is a worldwide application used for processing news from multiple sources. Thy News was created for users who value their time but want to keep up with the latest in world news. The app offers the user the opportunity to create their own news feeds solely from those sources that are of interest to them, as well as creating additional news feeds segmented by topic.

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of September 30, 2023. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2023 and for the related periods presented.

The results for the six months ended September 30, 2023, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $1,480 of cash as of September 30, 2023.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through September 30, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – FIXED ASSETS

As of September 30, 2023, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $1,500 as of September 30, 2023.

Note 5 – INTANGIBLE ASSETS

As of September 30, 2023, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of September 30, 2023.

As of September 30, 2023, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $97,400 as of September 30, 2023.

In December 2019 and March 2020, the Company purchased an RSS Database. As of September 30, 2023, the total amount of RSS Database was $149,000. Depreciation expense of RSS Database was $56,250 as of September 30, 2023.

In April 2023, the Company acquired Avant! AI™ and Instant FAME™ technologies. As of September 30, 2023, the total amount of the acquired assets was $124,000 and $25,000, respectively. Depreciation expense of Avant! AI™ was $5,167 as of September 30, 2023. Depreciation expense of Instant FAME™ was $1,042 as of September 30, 2023.

The Company had the following intangible assets as of September 30, 2023 and March 31, 2023:

	As of September 30, 2023	As of March 31, 2023

Avant! AI™	$124,000	$-
Chatbot Developments	4,060	4,060
Instant FAME™	25,000	-
Mobile Application Development Costs	126,850	126,850
RSS Database	149,000	149,000
Website Development	8,361	8,361
Amortization expense	(173,804)	(154,511)

Total Intangible Assets, Net	$263,467	$133,760

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through September 30, 2023, our secretary, Natalija Tunevic, has loaned to the Company $114,328. This loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2023, our director, Vitalis Racius, has loaned to the Company $58,635. This loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2023, our shareholder, Marieta Seiranova, has loaned to the Company $106,600. This loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2023, our shareholder, Mehrabian Investments LLC, has loaned to the Company $30,000. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of September 30, 2023. The advances are interest-free and due on demand.

As of September 30, 2023, our former Treasurer, COO and Director, Mikhail Bukshpan, has loaned to the Company $5,200. The advances are interest-free and due on demand.

As of September 30, 2023, the Company has an outstanding debt to Mikhail Bukshpan. The amount of such debt is $99,000.

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

The Company shall have the right to prepay the DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the DL Convertible Note. The outstanding principal amount of the DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued. Following the 180th day, DL may convert the DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Convertible Note), the DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Convertible Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. On September 26, 2023 the Company paid off the DL Convertible Note, in cash for $136,393.

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of September 30, 2023.

There were 5,000,000 shares of preferred stock issued and outstanding as of September 30, 2023.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of September 30, 2023.

In April 2023, the Company issued 5,000 preferred stock series A for InstantFAME™ acquisition.

There were 5,000 shares of preferred stock series A issued and outstanding as of September 30, 2023.

Common Stock

The Company has 500,000,000, $0.001 par value shares of common stock as of September 30, 2023.

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

In April 2023, the Company issued 26,000,000 common shares for Avant! AI™ acquisition.

In July 2023, the Company issued 213,243 common shares for cancelation of $287,500 payroll debt.

In August 2023, the Company issued 9,550,000 common shares for cancelation of $114,600 payroll debt.

There were 74,267,054 shares of common stock issued and outstanding as of September 30, 2023.

Warrants

No warrants were issued or outstanding as of September 30, 2023.

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

On August 17, 2023 the Company and Timothy Lantz (“TL”) entered into a Chief Product & Market Strategy Advisor Compensation Agreement (Agreement effective date of August 1, 2023) pursuant to which TL agrees to provide certain product & marketing consulting services similar in nature to the combined services a Chief Product Officer and Chief Marketing Officer at a Nasdaq listed technology company of the same size as the Company would provide.

In consideration for providing the services, TL will receive a quarterly base compensation of $375,000 payable in shares of common stock of the Company, provided that at least 40% of the quarterly base compensation shall be paid in cash (the “TL Shares”). The TL Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters, commencing April 1, 2025. The number of TL Shares to be issued on a quarterly basis shall be determined by dividing the portion to be paid in shares (which is the quarterly pay for three months, less the cash portion) by 85% of the Company’s 10-day VWAP prior to issuance, which shall at no point be less than $0.10 per share. Once the Company’s Stock is listed on Nasdaq or any other National Stock Exchange, the Company shall pay the Advisor a quarterly fee of $450,000 during the Term, retroactive to August 1, 2023 and for any Additional Term.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to September 30, 2023, through the date these financial statements were issued, and has determined that the followings represent material subsequent events to disclose in these financial statements:

On October 2, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Convertible Note”) in the aggregate principal amount of $126,000 for a purchase price of $105,000. The DL Convertible Note has a maturity date of March 2, 2025 and the Company has agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of eight percent (8.0%) per annum from the date on which the DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the DL Convertible Note. The outstanding principal amount of the DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued. Following the 180th day, DL may convert the DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Convertible Note), the DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Convertible Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

On November 3, 2023, Avant Technologies Inc. (the “Company”) and Timothy Lantz entered into an Employment Agreement pursuant to which Mr. Lantz was retained as Director and Chief Executive Officer (“CEO”).

In consideration for serving as CEO, Mr. Lantz will receive an annual base cash salary of $480,000 plus an annual cash bonus equal to 50% of the annual base salary, to be paid no later than March 15th of the year immediately following the year in which the bonus was earned. In addition, Mr. Lantz will be eligible to an equity compensation as following: (i) Incentive Stock Options (ISOs): Effective upon the Start Date, Mr. Lantz shall receive an initial options grant in the form of an ISO, in a quantity equivalent to 3% of the total outstanding common stock of the Company at that date, subject to the following key terms: (a) 4-year vesting, with a 1-year cliff (25% to vest immediately on the 1-yr anniversary of the Start Date, the remaining 75% to ratably vest monthly – 1/36 each month, thereafter.) (b) The strike price shall be $.01 per share. (ii) Restricted Stock Awards (RSAs): In keeping with Mr. Lantz’s current Advisory Agreement, the Company shall grant Mr. Lantz a quarterly RSA equal to $375,000 (the “Quarterly RSA”) for each calendar quarter beginning on August 1, 2023 and continuing throughout the term of employment, payable on a deferred basis. Payment shall be made in shares of common stock of the Company (“Stock”). The number of shares of Stock to be issued in such case will be determined by dividing that portion of the Quarterly RSA payable in Stock by 85% of the Company’s ten-day Volume Weighted Average Price (“VWAP”) of the Stock, for the ten-day period immediately prior to the date of issuance. This represents a 15% discount to the relevant VWAP, which discount shall at no point be less than $0.10 per share of Stock.

Notwithstanding the foregoing, if the Stock is listed on Nasdaq or any other National Stock Exchange while Mr. Lantz is employed by, or performing advisory services for, the Company in any capacity, the Company shall increase the Quarterly RSA to $450,000 during such employment or performance of advisory services, which increase shall be applied retroactive to August 1, 2023.

Mr. Lantz is an accomplished technology and operational entrepreneur who excels for over 20 years at all stages of business operations, developing and executing growth strategies, including start-up, growth, turn-around, and successful exit—to both strategic and financial buyers. Mr. Lantz served as the acting President & COO of Caresyntax Corporation sine 2019 to present, a Venture-backed, multi-national healthcare technology company focused on transforming perioperative care through technology. From 2014 to 2019, Mr. Lantz served as the acting COO and CIO of Sentry Data Systems, a Craneware Company a Healthcare technology company providing software, analytics, consulting services and real-world data/evidence related to pharmaceutical procurement, utilization and compliance to over 600 US hospitals, 7000 retail pharmacies, and domestic/international life sciences companies.

The above offers and sales of the Shares were made to Mr. Lantz, an accredited investor, and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), with regards to the sales. No advertising or general solicitation was employed in offerings the securities. The offer and sale were made to an accredited investors and transfer of the securities was restricted by the Company in accordance with the requirements of the 1933 Act.

Effective November 3, 2023 with the appointment of Mr. Lantz as Director and Chief Executive Officer, Mr. Racuis vacated his position as CEO and continues serve as a Director, Chief Financial Officer (“CFO”) and Treasurer of the Company.

Effective November 3, 2023 Paul Averill resigned as Chief Operating Officer of the Company, so that he may fully devote his efforts to his other business Mr. Averill’ resignation was not the result of any disagreements with management or board of directors of the Company. The Company under the guidance of Mr. Lantz will negotiate with Mr. Averill a consulting agreement potentially.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended March 31, 2023, the unaudited statements of operations for the three and six months ended September 30, 2023 and 2022 are compared in the sections below.

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

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to Septembet 30, 2023 the Company acquired additional 50,000 processed sources. As of September 30, 2023, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

On March 27, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Convertible Note”) in the aggregate principal amount of $125,100 for a purchase price of $104,250. The DL Convertible Note has a maturity date of June 27, 2024 and the Company has agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of eight percent (8.0%) per annum from the date on which the DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the DL Convertible Note. The outstanding principal amount of the DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued. Following the 180th day, DL may convert the DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Convertible Note), the DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Convertible Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. On September 26, 2023 the Company paid off the DL Convertible Note, in cash for $136,393.

On August 17, 2023 the Company and Timothy Lantz (“TL”) entered into a Chief Product & Market Strategy Advisor Compensation Agreement (Agreement effective date of August 1, 2023) pursuant to which TL agrees to provide certain product & marketing consulting services similar in nature to the combined services a Chief Product Officer and Chief Marketing Officer at a Nasdaq listed technology company of the same size as the Company would provide. In consideration for providing the services, TL will receive a quarterly base compensation of $375,000 payable in shares of common stock of the Company, provided that at least 40% of the quarterly base compensation shall be paid in cash (the “TL Shares”). The TL Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters, commencing April 1, 2025. The number of TL Shares to be issued on a quarterly basis shall be determined by dividing the portion to be paid in shares (which is the quarterly pay for three months, less the cash portion) by 85% of the Company’s 10-day VWAP prior to issuance, which shall at no point be less than $0.10 per share. Once the Company’s Stock is listed on Nasdaq or any other National Stock Exchange, the Company shall pay the Advisor a quarterly fee of $450,000 during the Term, retroactive to August 1, 2023 and for any Additional Term.

On October 2, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Convertible Note”) in the aggregate principal amount of $126,000 for a purchase price of $105,000. The DL Convertible Note has a maturity date of March 2, 2025 and the Company has agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of eight percent (8.0%) per annum from the date on which the DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the DL Convertible Note. The outstanding principal amount of the DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued. Following the 180th day, DL may convert the DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default

(as defined in the DL Convertible Note), the DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Convertible Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

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

On November 3, 2023, Avant Technologies Inc. (the “Company”) and Timothy Lantz entered into an Employment Agreement pursuant to which Mr. Lantz was retained as Director and Chief Executive Officer (“CEO”).

In consideration for serving as CEO, Mr. Lantz will receive an annual base cash salary of $480,000 plus an annual cash bonus equal to 50% of the annual base salary, to be paid no later than March 15th of the year immediately following the year in which the bonus was earned. In addition, Mr. Lantz will be eligible to an equity compensation as following: (i) Incentive Stock Options (ISOs): Effective upon the Start Date, Mr. Lantz shall receive an initial options grant in the form of an ISO, in a quantity equivalent to 3% of the total outstanding common stock of the Company at that date, subject to the following key terms: (a) 4-year vesting, with a 1-year cliff (25% to vest immediately on the 1-yr anniversary of the Start Date, the remaining 75% to ratably vest monthly – 1/36 each month, thereafter.) (b) The strike price shall be $.01 per share. (ii) Restricted Stock Awards (RSAs): In keeping with Mr. Lantz’s current Advisory Agreement, the Company shall grant Mr. Lantz a quarterly RSA equal to $375,000 (the “Quarterly RSA”) for each calendar quarter beginning on August 1, 2023 and continuing throughout the term of employment, payable on a deferred basis. Payment shall be made in shares of common stock of the Company (“Stock”). The number of shares of Stock to be issued in such case will be determined by dividing that portion of the Quarterly RSA payable in Stock by 85% of the Company’s ten-day Volume Weighted Average Price (“VWAP”) of the Stock, for the ten-day period immediately prior to the date of issuance. This represents a 15% discount to the relevant VWAP, which discount shall at no point be less than $0.10 per share of Stock.

Notwithstanding the foregoing, if the Stock is listed on Nasdaq or any other National Stock Exchange while Mr. Lantz is employed by, or performing advisory services for, the Company in any capacity, the Company shall increase the Quarterly RSA to $450,000 during such employment or performance of advisory services, which increase shall be applied retroactive to August 1, 2023.

Mr. Lantz is an accomplished technology and operational entrepreneur who excels for over 20 years at all stages of business operations, developing and executing growth strategies, including start-up, growth, turn-around, and successful exit—to both strategic and financial buyers. Mr. Lantz served as the acting President & COO of Caresyntax Corporation sine 2019 to present, a Venture-backed, multi-national healthcare technology company focused on transforming perioperative care through technology. From 2014 to 2019, Mr. Lantz served as the acting COO and CIO of Sentry Data Systems, a Craneware Company a Healthcare technology company providing software, analytics, consulting services and real-world data/evidence related to pharmaceutical procurement, utilization and compliance to over 600 US hospitals, 7000 retail pharmacies, and domestic/international life sciences companies.

The above offers and sales of the Shares were made to Mr. Lantz, an accredited investor, and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), with regards to the sales. No advertising or general solicitation was employed in offerings the securities. The offer and sale were made to an accredited investors and transfer of the securities was restricted by the Company in accordance with the requirements of the 1933 Act.

Effective November 3, 2023 with the appointment of Mr. Lantz as Director and Chief Executive Officer, Mr. Racuis vacated his position as CEO and continues serve as a Director, Chief Financial Officer (“CFO”) and Treasurer of the Company.

Effective November 3, 2023 Paul Averill resigned as Chief Operating Officer of the Company, so that he may fully devote his efforts to his other business Mr. Averill’ resignation was not the result of any disagreements with management or board of directors of the Company. The Company under the guidance of Mr. Lantz will negotiate with Mr. Averill a consulting agreement potentially.

Employees Identification of Certain Significant Employees.

The Company’s Board Members include: Natalija Tunevic, Secretary; Ivan Lunegov, President, Director; Vitalis Racius, Director, Treasurer & Principal Accounting and Financial Officer, Timothy Lantz, CEO & Director, and Danny Rittman, CISO.

Offices

The Company rents a virtual office at c/o Eastbiz.com, Inc 5348 Vegas Drive, Las Vegas, NV 89108.

Results of operations

Results of Operations for the three and six months ended September 30, 2023 and 2022:

Revenue

For the three months ended September 30, 2023 and 2022 the Company generated total revenue of $0 and $6,592, respectively.

For the six months ended September 30, 2023 and 2022 the Company generated total revenue of $0 and $133,949, respectively.

Operating expenses

Total operating expenses for the three months ended September 30, 2023 and 2022 were $388,328 and $90,354. The operating expenses for the three months ended September 30, 2023 included $10,317 in depreciation expenses; $371,969 in general and administrative expenses; $5,603 in professional fees; $439 in rent expense. The operating expenses for the three months ended September 30, 2022 included $3,825 in depreciation expenses; $74,209 in general and administrative expenses; $12,016 in professional fees; $304 in rent expense.

Total operating expenses for the six months ended September 30, 2023 and 2022 were $799,850 and $148,475. The operating expenses for the six months ended September 30, 2023 included $19,418 in depreciation expenses; $733,461 in general and administrative expenses; $46,198 in professional fees; $773 in rent expense. The operating expenses for the six months ended September 30, 2022 included $15,767 in depreciation expenses; $111,514 in general and administrative expenses; $20,586 in professional fees; $608 in rent expense.

The total other expenses for the three months ended September 30, 2023 and 2022 were $11,293 and $0, respectively.

The total other expenses for the six months ended September 30, 2023 and 2022 were $11,293 and $0, respectively.

Net Loss/Income

The net income (loss) for the three months ended September 30, 2023 and 2022 was $(399,621) and $(83,762) accordingly.

The net income (loss) for the six months ended September 30, 2023 and 2022 was $(811,143) and $(113,524) accordingly.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, the Company had $1,480 of cash and our liabilities were $1,256,363, comprised of an amount owed to the officers of the Company; accounts payable and notes payable.

As of September 30, 2023, our total assets were $265,061. Total assets were comprised of $1,594 in current assets and $263,467 in intangible assets.

As of September 30, 2023, our current liabilities were $1,256,363 and Stockholders’ deficit was $991,302.

CASH FLOWS FROM OPERATING ACTIVITIES

As of September 30, 2023, the Company used ($480,127) of cash flows in operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

As of September 30, 2023, the Company generated ($149,000) of cash flows in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

As of September 30, 2023, the Company generated $523,135 of cash flows in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The Company had a stockholders’ deficit of $608,159 and an accumulated deficit of $822,880 at March 31, 2023.

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

Of the 64,503,811 shares of our Common Stock outstanding as of the date of the Annual Report, approximately 40,070,847 are restricted and 24,432,964 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than conversion of notes into common shares, no unregistered shares were sold during the six-month period ended September 30, 2023.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the six-month period ended September 30, 2023.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2023	AVANT TECHNOLOGIES INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Treasurer, Director and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	November 17, 2023
Natalija Tunevic

/s/ Ivan Lunegov	President, Director	November 17, 2023
Ivan Lunegov

/s/ Vitalis Racius	Treasurer, Director, Chief Financial Officer	November 17, 2023
Vitalis Racius

/s/ Timothy Lantz	CEO & Director	November 17, 2023
Timothy Lantz