Form 10-Q
period 2023-12-31
AVANT TECHNOLOGIES INC.
filed 2024-02-14
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-225433

AVANT TECHNOLOGIES, INC. (f/k/a TREND INNOVATIONS HOLDING INC.)
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

Large accelerated filer	( )	Accelerated filer	( )
Non-accelerated Filer	(X)	Smaller reporting company	(X)
(Do not check if a smaller reporting company)		Emerging growth company	( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 84,794,378 common shares issued and outstanding as of February 12, 2024.

AVANT TECHNOLOGIES, INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

QUARTERLY REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying interim financial statements of Avant Technologies, Inc. (formerly Trend Innovations Holding Inc) (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

AVANT TECHNOLOGIES, INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Balance Sheets

	December 31, 2023	March 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$896	$107,472
Prepaid Expenses	37,034	-
Prepaid Rent	117	103
Total Current Assets	38,047	107,575
Fixed Assets
Accumulated Depreciation	(1,500)	(1,375)
Furniture and Equipment	1,500	1,500
Total Fixed Assets	-	125
Intangible Assets
Accumulated depreciation	(184,072)	(154,511)
Avant AI	124,000	-
App Development Cost	126,850	126,850
Chatbot Development	4,060	4,060
instantFAME™ Platform	25,000	-
RSS Database	149,000	149,000
Website Development	8,361	8,361
Total Intangible Assets	253,199	133,760
TOTAL ASSETS	$291,246	$241,460
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued Payroll	$850,000	$192,600
Accounts Payable	33,510	44,301
Loan from Related Parties (note 6)	414,120	244,218
Convertible Notes Payable (note 7)	295,500	294,600
Notes Payable - Related Party	99,000	99,000
Total Current Liabilities	1,692,130	874,719
Total Liabilities	1,692,130	874,719
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 10,000,000 and 5,000,000 common shares issued and outstanding respectively	10,000	3,950
Preferred stock Series A, $0.001 par value, 5,000 shares authorized; 5,000 and 0 shares issued and outstanding	25,000	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 84,794,378 and 38,503,811 common shares issued and outstanding respectively	84,795	38,504
Additional Paid in Capital	1,152,284	172,207
Accumulated Deficit	(2,672,963)	(847,920)
Total Stockholders’ Equity (Deficit)	(1,400,884)	(633,259)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$291,246	$241,460

See accompanying notes, which are an integral part of these financial statements

AVANT TECHNOLOGIES, INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Statements of Operations

Three and nine months ended December 31, 2023 and 2022 (Unaudited)

	Three months ended December 31, 2023	Three months ended December 31, 2022	Nine months ended December 31, 2023	Nine months ended December 31, 2022
ORDINARY INCOME/EXPENSE
Income
Sales	$-	$142,375	$-	$276,324
TOTAL INCOME	-	142,375	-	276,324
COGS	-	213,912	-	316,778
GROSS PROFIT	-	(71,537)	-	(40,454)

OPERATING EXPENSES
Depreciation Expense	10,267	3,825	29,686	19,592
General and Administrative Expenses	985,588	36,634	1,724,336	148,148
Professional Fees	17,700	8,968	58,611	29,554
Rent Expenses	345	290	1,117	898
TOTAL OPERATING EXPENSES	1,013,900	49,717	1,813,750	198,192

OTHER INCOME (EXPENSES)	-	10,783	(11,293)	14,651

NET INCOME (LOSS) FROM OPERATIONS	$(1,013,900)	$(110,471)	$(1,825,043)	$(223,995)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,013,900)	$(110,471)	$(1,825,043)	$(223,995)

Other comprehensive income (loss):
Foreign Currency Translation Adjustment	$-	$(9,417)	$-	$(2,965)

COMPREHENSIVE INCOME (LOSS)	$(1,013,900)	$(119,888)	$(1,825,043)	$(226,960)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	74,840,737	32,231,083	67,076,914	32,231,083

See accompanying notes, which are an integral part of these financial statements

AVANT TECHNOLOGIES, INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Statement of Stockholders’ Equity

Three and nine months ended December 31, 2023 and 2022 (Unaudited)

	Common Stock		Preferred Stock		Preferred Stock Series A			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, March 31, 2022	26,316,083	$ 26,316	5,000,000	$ 3,950	-		$-	$60,193	$(169)	$(495,851)	$(405,561)
Foreign currency translation adjustment	-	-	-	-	-		-	(63)	(4,631)	-	(4,694)
Net income (loss) for the three-months period	-	-	-	-	-		-	-	-	(29,762)	(29,762)
Balance, June 30, 2022	26,316,083	$ 26,316	5,000,000	$ 3,950	-		$-	$60,130	$(4,800)	$(525,613)	$(440,017)
Conversion of Notes Payable into Common Shares	5,915,000	5,915	-	-	-		-	85,585	-	-	91,500
Capital contribution	-	-	-	-	-		-	1,499	-	-	1,499
Foreign currency translation adjustment	-	-	-	-	-		-	(128)	11,083	-	10,955
Net income (loss) for the three-months period	-	-	-	-	-		-	-	-	(83,762)	(83,762)
Balance, September 30, 2022	32,231,083	$ 32,231	5,000,000	$ 3,950	-		$-	$147,086	$6,283	$(609,375)	$(419,825)
Foreign currency translation adjustment	-	-	-	-	-		-	231	(9,417)	-	(9,186)
Net income (loss) for the three-months period	-	-	-	-	-		-	-	-	(110,471)	(110,471)
Balance, December 31, 2022	32,231,083	$ 32,231	5,000,000	$ 3,950	-		$-	$147,317	$(3,134)	$(719,846)	$(539,482)

Balance, March 31, 2023	38,503,811	$ 38,504	5,000,000	$ 3,950	-	-	-	$172,207	$-	$(847,920)	$(633,259)
Common Shares issued for acquisition	26,000,000	26,000	-	-	-		-	-	-	-	26,000
Preferred Shares Series A issued for acquisition	-	-	-	-	5,000		25,000	-	-	-	25,000
Preferred Shares adjustment	-	-	-	1,050	-		-	(1,050)	-	-	-
Net income (loss) for the three-months period	-	-	-	-	-		-	-	-	(411,522)	(411,522)
Balance, June 30, 2023	64,503,811	$ 64,504	5,000,000	$ 5,000	5,000		$25,000	$171,157	$-	$(1,259,442)	$(993,781)
Common Shares issued for acquisition	9,763,243	9,763	-	-	-		-	392,337	-	-	402,100
Net income (loss) for the three-months period	-	-	-	-	-		-	-	-	(399,621)	(399,621)
Balance, September 30, 2023	74,267,054	$ 74,267	5,000,000	$ 5,000	5,000		$25,000	$563,494	$-	$(1,659,063)	$(991,302)
Conversion of Notes Payable into Common Shares	10,527,324	10,528	-	-	-		-	593,790	-	-	604,318
Conversion of Notes Payable into Preferred Shares	-	-	5,000,000	5,000	-		-	(5,000)
Net income (loss) for the three-months period	-	-	-	-	-		-	-	-	(1,013,900)	(1,013,900)
Balance, December 31, 2023	84,794,378	$ 84,795	10,000,000	$ 10,000	5,000		$25,000	$1,152,284	$-	$(2,672,963)	$(1,400,884)

See accompanying notes, which are an integral part of these financial statements

AVANT TECHNOLOGIES, INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Statement of Cash Flows

Nine months ended December 31, 2023 and 2022 (Unaudited)

	Nine months ended December 31, 2023	Nine months ended December 31, 2022
OPERATING ACTIVITIES
Net Income (Loss)	$(1,825,043)	$(223,995)
Foreign Currency Translation Adjustment	-	(2,965)
Adjustments to reconcile Net Income
to net cash used in operations:
Accumulated Depreciation	29,686	19,592
Accounts Payable	(10,791)	85,015
Accounts Receivables	-	(60,679)
Accrued Liabilities	-	7,275
Accrued Payroll	657,400	(1,500)
Loan Receivable	-	105,241
Retainers from Customers	-	(33,602)
Prepaid Expenses	(37,034)	124,658
Prepaid Rent	(14)	(4)
Net cash used in Operating Activities	(1,185,796)	19,036
INVESTING ACTIVITIES
Chatbot Development	$-	$(4,060)
Mobile App Update	-	(29,450)
Intangible Assets Acquisition	(149,000)	-
Net cash provided by Investing Activities	(149,000)	(33,510)
FINANCING ACTIVITIES
Loan from Related Parties	$169,902	$61,730
Loan Payable	-	(154,772)
Capital Stock	46,290	5,915
Convertible Notes Payable	900	-
Preferred Stock	5,000	-
Series A Preferred Stock	25,000	-
Additional Paid in Capital	981,128	87,124
Net cash provided by Financing Activities	1,228,220	(3)
Net cash increase for period	$(106,576)	$(14,477)
Cash at beginning of period	$107,472	$33,289
Cash at end of period	$896	$18,812

See accompanying notes, which are an integral part of these financial statements

AVANT TECHNOLOGIES, INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Avant Technologies, Inc. is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of Information Technology consulting services. The Company consider itself native expert in the field of information technology based on artificial intelligence. Recently, the Company acquired Avant! AI™ and InstantFAME™, two technologies operating in multi-billion-dollar industries.

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

Our virtual principal office address is located at c/o Eastbiz.com, Inc 5348 Vegas Drive, Las Vegas, NV 89108

Sale and Purchase of Ownership Interest Agreement

On June 28, 2019 Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.) a Nevada corporation (“Buyer”, “Company”), entered into a Sale and Purchase of Ownership Interest Agreement with ThyNews Tech LLC, a Wyoming corporation, (“Thynews Tech” or the “Seller”), wherein Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.) purchased 100% of the ownership of Thynews Tech. Upon completion of the Agreement, Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.) agreed to deliver to Thynews Tech’s owners a cumulative total of one hundred thousand (100,000) restricted shares of Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.) treasury valued at One Dollar ($1.00) per share. The shares were to be delivered to Thynews Tech within 60 days following the execution of the agreement. Additionally, Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.) provided to Thynews Tech’s owners, as consideration, a Promissory Note in the amount of One Hundred Thousand United States Dollars ($100,000 US). Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.) acquired 100% of the ownership of duly and validly issued, fully paid and non-assessable ownership interest of ThyNews Tech LLC, including ThyNews Application. Prior to the transaction, Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.) had 5,014,080 shares of common stock issued and outstanding. Upon the transaction, the additional 100,000 of Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.) common stock were issued and outstanding. Upon the issuance of shares to Thynews, there were 5,014,080 shares of common stock issued and outstanding.

On March 30, 2020 Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.), being represented by its President and Director, Natalija Tunevic, entered into Sale and Purchase of Ownership Interest Of 100% of Itnia Co. LLC, a Wyoming limited liability company which owns 100% of MB Lemalike Innovations, a Lithuanian IT consulting company with Mikhail Bukshpan. Upon completion of the Agreement, Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.) agreed to deliver to Itnia Co. LLC’s owners a cumulative total of one hundred fifty thousand (150,000) restricted shares of Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.) treasury valued at One Dollar ($1.00) per share. The shares were to be delivered to Mr. Bukshpan within the mutually agreed upon time frame following the execution of the agreement. Additionally, Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.) were to provide to Mr. Bukshpan, as consideration, a Promissory Note in the amount of One Hundred and Fifty Thousand United States Dollars ($150,000 US).

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

On January 31, 2020, Mr. Mikhail Bukshpan became the director of the entity. On March 10, 2020, he merged Lemalike Innovations into his limited liability company, Itnia Co. LLC. Upon that, on March 30, 2020, Itnia Co. LLC merged into Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.) and became a part of the holding.

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

In addition, the Company and Seller entered into a license agreement regarding the System, granting the Seller a perpetual, irrevocable, non-exclusive, non-transferable license for using the System.

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and recurring losses as of December 31, 2023. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.) in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2023 and for the related periods presented.

The results for the nine months ended December 31, 2023, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $896 of cash as of December 31, 2023.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company had $37,034 in prepaid expenses as of December 31, 2023 (March 31, 2023 – $0). Prepaid expenses consist of prepaid services.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through December 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – FIXED ASSETS

As of December 31, 2023, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $1,500 as of December 31, 2023.

Note 5 – INTANGIBLE ASSETS

As of December 31, 2023, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of December 31, 2023.

As of December 31, 2023, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $97,400 as of December 31, 2023.

In December 2019 and March 2020, the Company purchased an RSS Database. As of December 31, 2023, the total amount of RSS Database was $149,000. Depreciation expense of RSS Database was $60,000 as of December 31, 2023.

In April 2023, the Company acquired Avant! AI™ and Instant FAME™ technologies. As of December 31, 2023, the total amount of the acquired assets was $124,000 and $25,000, respectively. Depreciation expense of Avant! AI™ was $8,267 as of December 31, 2023. Depreciation expense of Instant FAME™ was $1,667 as of December 31, 2023.

The Company had the following intangible assets as of December 31, 2023 and March 31, 2023:

	As of December 31, 2023	As of March 31, 2023

Avant! AI™	$124,000	$-
Chatbot Developments	4,060	4,060
Instant FAME™	25,000	-
Mobile Application Development Costs	126,850	126,850
RSS Database	149,000	149,000
Website Development	8,361	8,361
Amortization expense	(184,072)	(154,511)

Total Intangible Assets, Net	$253,199	$133,760

Note 6 – RELATED PARTY TRANSACTIONS

During the period from November 6, 2017 (inception) through December 31, 2023, our secretary, Natalija Tunevic, has loaned to the Company $114,328. This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2023, our director, Vitalis Racius, has loaned to the Company $71,924. This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2023, our shareholder, Marieta Seiranova, has loaned to the Company $68,078. This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2023, our shareholder, Mehrabian Investments LLC, has loaned to the Company $30,000. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of December 31, 2023. The advances are interest-free and due on demand.

As of December 31, 2023, our former Treasurer, COO and Director, Mikhail Bukshpan, has loaned to the Company $5,200. The advances are interest-free and due on demand.

As of December 31, 2023, the Company has an outstanding debt to Mikhail Bukshpan. The amount of such debt is $99,000.

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

On October 2, 2023, the “Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Convertible Note”) in the aggregate principal amount of $126,000 for a purchase price of $105,000. The DL Convertible Note has a maturity date of March 2, 2025 and the Company has agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of eight percent (8.0%) per annum from the date on which the DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the DL Convertible Note.

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

The issuances of the DL Note and the DL Convertible Note was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(a)(2) of the Act. The foregoing description of the terms of the above transactions do not purport to be complete and are qualified in their entirety by reference to the provisions of such agreements.

The transaction was closed and funded on October 4, 2023.

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of December 31, 2023.

In December 2023, the Company issued 3,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

In December 2023, the Company issued 2,000,000 shares of preferred stock as bonuses to officers of the Company.

There were 10,000,000 shares of preferred stock issued and outstanding as of December 31, 2023.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of December 31, 2023.

In April 2023, the Company issued 5,000 shares of preferred stock series A for InstantFAME™ acquisition.

There were 5,000 shares of preferred stock series A issued and outstanding as of December 31, 2023.

Common Stock

The Company has 500,000,000, $0.001 par value shares of common stock as of December 31, 2023.

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

In December 2023, the Company issued 8,477,324 common shares for cancelation of $604,318 payroll debt and 2,050,000 common shares as bonuses to officers of the Company.

There were 84,794,378 shares of common stock issued and outstanding as of December 31, 2023.

Warrants

No warrants were issued or outstanding as of December 31, 2023.

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

On April 27, 2023, the Company and Paul Averill entered into an Employment Agreement pursuant to which Mr. Averill was retained as Chief Operating Officer (“COO”). In consideration for serving as COO, Mr. Averill will receive an annual base salary of $600,000 payable in shares of common stock of the Company (the “COO Shares”), which shall be increased to $1,200,000 upon the Company up-listing to a national exchange. The COO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of COO Shares to be issued on a quarterly basis shall be determined by dividing $150,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. Mr. Averill shall be paid a one-time $150,000 cash payment no later than thirty (30) days after the Company raises sufficient equity financing or other working capital.Mr. Averill is an accomplished technology and operational entrepreneur who excels at developing and executing growth strategies for venture and private equity-backed companies. He has extensive experience in building and managing high performance teams that tackle market challenges in creative and innovative ways. From August 2022 to present, Mr. Averill served as the acting CEO of Wired4Tech, Inc., an information technology services and software development company providing a range of technology services including application development, public/private cloud development, outsourcing, performance testing and tuning. Parallel to Wired4Tech, Inc Mr. Averill is acting President and COO of SOS Technologies, LLC, a crisis notification and response-time mitigation, threat surveillance and workplace safety platform. From 2011 to 2022, Mr. Averill was the founder of Wired4Health Inc., a full-service healthcare technology services company focused on data integration, any-to-any data transformation, technology risk assessment, due diligence, data-driven customer product implementations and software development. Wired4Health has implemented data-driven applications for over 3,000+ healthcare organizations and maintains in excess of 25,000 data feeds supporting 123 million unique patients.

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

On October 20, 2023, the Company issued 3,000,000 shares of Common Stock to Vitalis Racius in exchange of payroll accrued as of June 30, 2023.

On November 3, 2023, Avant Technologies, Inc. (the “Company”) and Timothy Lantz entered into an Employment Agreement pursuant to which Mr. Lantz was retained as Director and Chief Executive Officer (“CEO”).

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

On November 20, 2023, the Company issued 3,000,000 shares of Preferred Stock, featuring a 1:5 voting right, instead of 3,000,000 shares of Common Stock issued to Vitalis Racius on October 20, 2023.

On November 21, 2023, the Company issued the shares of Common Stock to Kenn Kerr, Paul Averill, Percy Kwong and Danny Rittman in compliance with the Consulting as well as Employment and Compensation Agreements, pursuant to which Mr. Kerr, Mr. Averill, Mr. Kwong and Mr. Rittman earned 139,901, 160,211, 199,859 and 60,686 shares of Common Stock respectively for the relevant quarter as of October 2, 2023. The Company granted the issuance of the bonus to Paul Averill of a sum of 50,000 shares of Common Stock as a reward for exceptional assignment over the three months as of November 2023.

On November 21, 2023, the Company executed Amendments to Compensation Agreements effective as of December 1, 2023. Pursuant to these amendments, Ivan Lunegov, Vitalis Racius and Natalija Tunevic will receive annual base compensation amounts of $400,000, $200,000 and $50,000 respectively.

On November 24, 2023, the Company appointment Mr. Lunegov as Director while retaining his role as the current President of the Corporation, effective from November 24, 2023.

On November 27, 2023, the Company granted approval for the issuance of (i) 3,750,000 shares of Common Stock to Vitalis Racius, aligning with the Compensation Agreement and covering his payroll as of September 30, 2023, (ii) 3,750,000 shares of Common Stock to Ivan Lunegov in accordance with the Compensation Agreement and addressing his payroll as of May 31, 2023, (iii) 416,667 shares of Common Stock to Natalija Tunevic in compliance with the Amendment to Employment Agreement and corresponding to her payroll as of September 30, 2023.

On December 1, 2023, the Company authorized the allocation of (i) 1,000,000 shares of Preferred Stock, featuring a 1:5 voting right, to Vitalis Racius as bonuses in recognition of his outstanding performance from June 27, 2023 till November 3, 2023, concurrently assuming dual key executive roles as Chief Executive Officer and Chief Financial Officer; (ii) 2,000,000 shares of Common Stock to Ivan Lunegov, the current President and Director of the Corporation, as bonuses of appreciation for his exceptional contributions over the last two years of his employment; (iii) 1,000,000 shares of Preferred Stock, featuring a 1:5 voting right, to Natalija Tunevic, the Secretary of the Corporation, as bonuses for her years of dedicated service;

On December 11, 2023 (the "Effective Date"), the Company and Wired-4-Tech, Inc., controlled by Mr. Paul Averill ("Developer") entered into a Technology Co-Development Agreement (the "Agreement"). Pursuant to the Agreement, Developer agrees to develop and deliver certain unique and proprietary hardware and software developed and/or customized specifically (the "Technologies") for Company's exclusive use. Company will provide Developer with its specific requirements and specifications for the Technologies. Developer will be responsible for all aspects of the development and delivery of the

Technologies, including design, engineering, testing, and deployment. The Company will have the right to review and approve the Technologies at various stages of development. Upon completion of the development of the Technologies, Developer will grant Client an exclusive, perpetual license to use, modify, and sublicense the Technologies. Developer will transfer all intellectual property rights of the Technologies to the Company.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2023, through the date these financial statements were issued, and has determined that the followings represent material subsequent events to disclose in these financial statements:

On January 17, 2024, the Company. entered into an Employment Agreement with Jared Pelski, and appoint Mr. Pelski to serves a Vice President – Business Development of the Company. Jared Pelski is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Jared Pelski will undertake the responsibilities of Vice President of Business Development, without concurrent membership on the board. In consideration for serving as Vice President – Business Development, Mr. Pelski will receive an annual base cash salary of $200,000 plus an annual cash bonus equal to 25% of the annual base salary, to be paid no later than March 15th of the year immediately following the year in which the bonus was earned. In addition, Mr. Pelski will be eligible to equity compensation as follows:

(i)	Incentive Stock Options (ISOs): Effective upon the initiation of employment (the “Start Date”), Mr. Pelski shall receive an initial option grant in the form of an ISO, in a quantity equivalent to 0.6% of the total outstanding common stock of the Company at that date with an exercise price of $1.01, subject to the following key terms: (a) 4-year vesting, with 1-year cliff (25% to vest immediately on the 10yr anniversary of the Start Date, the remaining 75% to ratably vest monthly (1/36 each month) thereafter);
(ii)	Restricted Stock Awards (RSAs): The Company shall grant Mr. Pelski a bonus to Employee in an amount equal to the estimated tax owed by Employee in connection to the RSA Issuance. The number of shares of common stock to be issued in such case will be determined by dividing that portion of the Quarterly RSA payable in Stock by 85% of the Company’s ten-day Volume Weighted Average Price (“VWAP”) of the Company’s shares of common stock, for the ten-day period immediately prior to the date of issuance. This represents a 15% discount to the relevant VWAP, which discount shall at no point be less than $0.10 per share.

Notwithstanding the foregoing, if the Company is listed on Nasdaq or any other National Stock Exchange while Mr. Pelski is employed by, or performing advisory services for, the Company in any capacity, the Company shall pay a one-time up-listing bonus of $300,000 in the form of an RSA, which shall be payable within ten days of the effective date of the listing. Payment shall be made in shares of common stock of the Company.

Mr. Pelski assumed the role of Vice President – Business Development at the Company on January 17, 2024. The compensation arrangements described above were approved by the Board of Directors and do not exceed the standards for executive compensation disclosed in the Company's most recent annual report on Form 10-K. The Exhibit 10.1 attached hereto includes the Employment Agreement, encompassing terms and conditions, base salary, bonuses, equity compensation, benefits, confidentiality, and termination details.

On January 26, 2024, the Company entered into an Employment Agreement (the "Agreement") with Angela Harris and appointed Mrs. Harris to assume the role of Chief Operating Officer (the “COO”) for the Company. Angela Harris is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Angela Harris will undertake the responsibilities of COO, starting February 1, 2024 (the “Start Date”) without concurrent membership on the board but as a member of the Senior Management Team. In consideration for serving as COO, Mrs. Harris will receive an annual base cash salary of $275,000 plus an annual cash bonus up to 35% of the annual base salary, to be paid no later than March 15th of the year immediately following the year in which the bonus was earned. In addition, Mrs. Harris will be eligible to equity compensation as follows:

(i)	Incentive Stock Options (ISOs): Effective upon the Start Date, Mrs. Harris shall receive an initial options grant in the form of an ISO, in a quantity equivalent to 2.0% of the total outstanding common stock of the Company at that date, subject to the following key terms: (a) 4-year vesting, with 1-year cliff (25% to vest immediately on the 1-yr anniversary of the Start Date, the remaining 75% to ratably vest monthly (1/36 each month) thereafter)

(ii)	Restricted Stock Awards (RSAs): The Company shall grant Mrs. Harris a bonus to Employee in an amount equal to the estimated tax owed by Employee in connection to the RSA Issuance. The number of shares of common stock to be issued in such case will be determined by dividing that portion of the RSA payable in Stock by 85% of the Company’s ten-day Volume Weighted Average Price (“VWAP”) of the Company’s shares of common stock, for the ten-day period immediately prior to the date of issuance. This represents a 15% discount to the relevant VWAP, which discount shall at no point be less than $0.10 per share.

Notwithstanding the foregoing, if the Company is listed on Nasdaq or any other National Stock Exchange while Mrs. Harris is employed by, or performing advisory services for, the Company in any capacity, the Company shall pay a one-time up-listing bonus of $500,000 in the form of an RSA, which shall be payable within ten days of the effective date of the listing. Payment shall be made in shares of common stock of the Company.

Mrs. Harris will assume the role of COO at the Company on February 1, 2024. The compensation arrangements described above were approved by the Board of Directors and do not exceed the standards for executive compensation disclosed in the Company's most recent annual report on Form 10-K. The Exhibit 10.1 attached hereto includes the Employment Agreement, encompassing terms and conditions, base salary, bonuses, equity compensation, benefits, confidentiality, and termination details.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended March 31, 2023, the unaudited statements of operations for the three and nine months ended December 31, 2023 and 2022 are compared in the sections below.

Business Description

Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.) is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of Information Technology consulting services. The Company consider itself native expert in the field of information technology based on artificial intelligence. Recently, the Company acquired Avant! AI™ and InstantFAME™, two technologies operating in multi-billion-dollar industries.

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

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to September 30, 2023 the Company acquired additional 50,000 processed sources. As of December 31, 2023, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

On April 27, 2023, the Company and Paul Averill entered into an Employment Agreement pursuant to which Mr. Averill was retained as Chief Operating Officer (“COO”).In consideration for serving as COO, Mr. Averill will receive an annual base salary of $600,000 payable in shares of common stock of the Company (the “COO Shares”), which shall be increased to $1,200,000 upon the Company up-listing to a national exchange. The COO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of COO Shares to be issued on a quarterly basis shall be determined by dividing $150,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. Mr. Averill shall be paid a one-time $150,000 cash payment no later than thirty (30) days after the Company raises sufficient equity financing or other working capital. Mr. Averill is an accomplished technology and operational entrepreneur who excels at developing and executing growth strategies for venture and private equity-backed companies. He has extensive experience in building and managing high performance teams that tackle market challenges in creative and innovative ways. From August 2022 to present, Mr. Averill served as the acting CEO of Wired4Tech, Inc., an information technology services and software development company providing a range of technology services including application development, public/private cloud development, outsourcing, performance testing and tuning. Parallel to Wired4Tech, Inc Mr. Averill is acting President and COO of SOS Technologies, LLC, a crisis notification and response-time mitigation, threat surveillance and workplace safety platform. From 2011 to 2022, Mr. Averill was the founder of Wired4Health Inc., a full-service healthcare technology services company focused on data integration, any-to-any data transformation, technology risk assessment, due diligence, data-driven customer product implementations and software development. Wired4Health has implemented data-driven applications for over 3,000+ healthcare organizations and maintains in excess of 25,000 data feeds supporting 123 million unique patients.

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

On May 24, 2023, the Company, filed a Certificate of Amendment to its Articles of Incorporation changing the Company’s name to Avant Technologies, Inc. (the “Name Change”). On May 23, 2023, in connection with the foregoing, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”), requesting confirmation of the Name Change and also to request the change of the Company’s ticker symbol from “TREN” to “AVAI” (the “Symbol Change”). On July 18, 2023, FINRA announced the Company’s Name Change and Symbol Change, which became effective on July 19, 2023 on the OTC Markets. The Name Change and Symbol Change do not affect the rights of the Company’s security holders. The Company’s securities will continue to be quoted on the OTC Markets. Following the Name Change, the stock certificates, which reflect the former name of the Company, will continue to be valid. Certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

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

On November 3, 2023, Avant Technologies, Inc. (the “Company”) and Timothy Lantz entered into an Employment Agreement pursuant to which Mr. Lantz was retained as Director and Chief Executive Officer (“CEO”). In consideration for serving as CEO, Mr. Lantz will receive an annual base cash salary of $480,000 plus an annual cash bonus equal to 50% of the annual base salary, to be paid no later than March 15th of the year immediately following the year in which the bonus was earned. In addition, Mr. Lantz will be eligible to an equity compensation as following: (i) Incentive Stock Options (ISOs): Effective upon the Start Date, Mr. Lantz shall receive an initial options grant in the form of an ISO, in a quantity equivalent to 3% of the total outstanding common stock of the Company at that date, subject to the following key terms: (a) 4-year vesting, with a 1-year cliff (25% to vest immediately on the 1-yr anniversary of the Start Date, the remaining 75% to ratably vest monthly – 1/36 each month, thereafter.) (b) The strike price shall be $.01 per share. (ii) Restricted Stock Awards (RSAs): In keeping with Mr. Lantz’s current Advisory Agreement, the Company shall grant Mr. Lantz a quarterly RSA equal to $375,000 (the “Quarterly RSA”) for each calendar quarter beginning on August 1, 2023 and continuing throughout the term of employment, payable on a deferred basis. Payment shall be made in shares of common stock of the Company (“Stock”). The number of shares of Stock to be issued in such case will be determined by dividing that portion of the Quarterly RSA payable in Stock by 85% of the Company’s ten-day Volume Weighted Average Price (“VWAP”) of the Stock, for the ten-day period immediately prior to the date of issuance. This represents a 15% discount to the relevant VWAP, which discount shall at no point be less than $0.10 per share of Stock.

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

On November 24, 2023, the Company appointment Mr. Lunegov as Director while retaining his role as the current President of the Corporation, effective from November 24, 2023.

On December 11, 2023 (the "Effective Date"), the Company and Wired-4-Tech, Inc., controlled by Mr. Paul Averill ("Developer") entered into a Technology Co-Development Agreement (the "Agreement"). Pursuant to the Agreement, Developer agrees to develop and deliver certain unique and proprietary hardware and software developed and/or customized specifically (the "Technologies") for Company's exclusive use. Company will provide Developer with its specific requirements and specifications for the Technologies. Developer will be responsible for all aspects of the development and delivery of the Technologies, including design, engineering, testing, and deployment. The Company will have the right to review and approve the Technologies at various stages of development. Upon completion of the development of the Technologies, Developer will grant Client an exclusive, perpetual license to use, modify, and sublicense the Technologies. Developer will transfer all intellectual property rights of the Technologies to the Company.

On January 17, 2024, the Company. entered into an Employment Agreement with Jared Pelski, and appoint Mr. Pelski to serves a Vice President – Business Development of the Company. Jared Pelski is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Jared Pelski will undertake the responsibilities of Vice President of Business Development, without concurrent membership on the board. In consideration for serving as Vice President – Business Development, Mr. Pelski will receive an annual base cash salary of $200,000 plus an annual cash bonus equal to 25% of the annual base salary, to be paid no later than March 15th of the year immediately following the year in which the bonus was earned. In addition, Mr. Pelski will be eligible to equity compensation as follows:

(iii)	Incentive Stock Options (ISOs): Effective upon the initiation of employment (the “Start Date”), Mr. Pelski shall receive an initial option grant in the form of an ISO, in a quantity equivalent to 0.6% of the total outstanding common stock of the Company at that date with an exercise price of $1.01, subject to the following key terms: (a) 4-year vesting, with 1-year cliff (25% to vest immediately on the 10yr anniversary of the Start Date, the remaining 75% to ratably vest monthly (1/36 each month) thereafter);
(iv)	Restricted Stock Awards (RSAs): The Company shall grant Mr. Pelski a bonus to Employee in an amount equal to the estimated tax owed by Employee in connection to the RSA Issuance. The number of shares of common stock to be issued in such case will be determined by dividing that portion of the Quarterly RSA payable in Stock by 85% of the Company’s ten-day Volume Weighted Average Price (“VWAP”) of the Company’s shares of common stock, for the ten-day period immediately prior to the date of issuance. This represents a 15% discount to the relevant VWAP, which discount shall at no point be less than $0.10 per share.

Notwithstanding the foregoing, if the Company is listed on Nasdaq or any other National Stock Exchange while Mr. Pelski is employed by, or performing advisory services for, the Company in any capacity, the Company shall pay a one-time up-listing bonus of $300,000 in the form of an RSA, which shall be payable within ten days of the effective date of the listing. Payment shall be made in shares of common stock of the Company.

Mr. Pelski assumed the role of Vice President – Business Development at the Company on January 17, 2024. The compensation arrangements described above were approved by the Board of Directors and do not exceed the standards for executive compensation disclosed in the Company's most recent annual report on Form 10-K. The Exhibit 10.1 attached hereto includes the Employment Agreement, encompassing terms and conditions, base salary, bonuses, equity compensation, benefits, confidentiality, and termination details.

On January 26, 2024, the Company entered into an Employment Agreement (the "Agreement") with Angela Harris and appointed Mrs. Harris to assume the role of Chief Operating Officer (the “COO”) for the Company. Angela Harris is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Angela Harris will undertake the responsibilities of COO, starting February 1, 2024 (the “Start Date”) without concurrent membership on the board but as a member of the Senior Management Team. In consideration for serving as COO, Mrs. Harris will receive an annual base cash salary of $275,000 plus an annual cash bonus up to 35% of the annual base salary, to be paid no later than March 15th of the year immediately following the year in which the bonus was earned. In addition, Mrs. Harris will be eligible to equity compensation as follows:

(iii)	Incentive Stock Options (ISOs): Effective upon the Start Date, Mrs. Harris shall receive an initial options grant in the form of an ISO, in a quantity equivalent to 2.0% of the total outstanding common stock of the Company at that date, subject to the following key terms: (a) 4-year vesting, with 1-year cliff (25% to vest immediately on the 1-yr anniversary of the Start Date, the remaining 75% to ratably vest monthly (1/36 each month) thereafter);
(iv)	Restricted Stock Awards (RSAs): The Company shall grant Mrs. Harris a bonus to Employee in an amount equal to the estimated tax owed by Employee in connection to the RSA Issuance. The number of shares of common stock to be issued in such case will be determined by dividing that portion of the RSA payable in Stock by 85% of the Company’s ten-day Volume Weighted Average Price (“VWAP”) of the Company’s shares of common stock, for the ten-day period immediately prior to the date of issuance. This represents a 15% discount to the relevant VWAP, which discount shall at no point be less than $0.10 per share.

Notwithstanding the foregoing, if the Company is listed on Nasdaq or any other National Stock Exchange while Mrs. Harris is employed by, or performing advisory services for, the Company in any capacity, the Company shall pay a one-time up-listing bonus of $500,000 in the form of an RSA, which shall be payable within ten days of the effective date of the listing. Payment shall be made in shares of common stock of the Company.

Mrs. Harris will assume the role of COO at the Company on February 1, 2024. The compensation arrangements described above were approved by the Board of Directors and do not exceed the standards for executive compensation disclosed in the Company's most recent annual report on Form 10-K. The Exhibit 10.1 attached hereto includes the Employment Agreement, encompassing terms and conditions, base salary, bonuses, equity compensation, benefits, confidentiality, and termination details.

Employees Identification of Certain Significant Employees.

The Company’s Board Members include: Natalija Tunevic, Secretary; Ivan Lunegov, President & Director; Vitalis Racius, Director, Treasurer & CFO; Timothy Lantz, CEO & Director. Employees which are not directors and members of the Board: Danny Rittman, CISO; Angela Harris, COO and Jared Pelski, Vice President – Business Development.

Offices

The Company rents a virtual office at c/o Eastbiz.com, Inc 5348 Vegas Drive, Las Vegas, NV 89108.

Results of operations

Results of Operations for the three and nine months ended December 31, 2023 and 2022:

Revenue

For the three months ended December 31, 2023 and 2022 the Company generated total revenue of $0 and $142,375, respectively.

For the nine months ended December 31, 2023 and 2022 the Company generated total revenue of $0 and $276,324, respectively.

Operating expenses

Total operating expenses for the three months ended December 31, 2023 and 2022 were $1,013,900 and $49,717. The operating expenses for the three months ended December 31, 2023 included $10,267 in depreciation expenses; $985,588 in general and administrative expenses; $17,700 in professional fees; $345 in rent expense. The operating expenses for the three months ended December 31, 2022 included $3,825 in depreciation expenses; $36,634 in general and administrative expenses; $8,968 in professional fees; $290 in rent expense.

Total operating expenses for the nine months ended December 31, 2023 and 2022 were $1,813,749 and $198,192. The operating expenses for the nine months ended December 31, 2023 included $29,686 in depreciation expenses; $1,724,336 in general and administrative expenses; $58,611 in professional fees; $1,117 in rent expense. The operating expenses for the nine months ended December 31, 2022 included $19,592 in depreciation expenses; $148,148 in general and administrative expenses; $29,554 in professional fees; $898 in rent expense.

The total other income (expenses) for the three months ended December 31, 2023 and 2022 were $0 and $10,783, respectively.

The total other income (expenses) for the nine months ended December 31, 2023 and 2022 were $(11,293) and $14,651, respectively.

Net Loss/Income

The net income (loss) for the three months ended December 31, 2023 and 2022 was $(1,013,900) and $(110,471) accordingly.

The net income (loss) for the nine months ended December 31, 2023 and 2022 was $(1,825,043) and $(223,995) accordingly.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, the Company had $896 of cash and our liabilities were $1,692,130, comprised of an amount owed to the officers of the Company; accounts payable and notes payable.

As of December 31, 2023, our total assets were $291,246. Total assets were comprised of $38,047 in current assets and $253,199 in intangible assets.

As of December 31, 2023, our current liabilities were $1,692,130 and Stockholders’ deficit was $1,400,884.

CASH FLOWS FROM OPERATING ACTIVITIES

During the nine months ended December 31, 2023, the Company used ($1,185,796) of cash flows in operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

During the nine months ended December 31, 2023, the Company generated ($149,000) of cash flows in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the nine months ended December 31, 2023, the Company generated $1,228,220 of cash flows in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The Company had a stockholders’ deficit of $1,400,884 and an accumulated deficit of $2,672,963 at December 31, 2023.

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

Other than conversion of notes into common shares, no unregistered shares were sold during the nine-month period ended December 31, 2023.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the nine-month period ended December 31, 2023.

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

Dated: February 14, 2024	AVANT TECHNOLOGIES, INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Financial Officer, Director & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	February 14, 2024
Natalija Tunevic

/s/ Ivan Lunegov	President & Director	February 14, 2024
Ivan Lunegov

/s/ Vitalis Racius	Chief Financial Officer, Director & Treasurer	February 14, 2024

Vitalis Racius

/s/ Timothy Lantz	Chief Executive Officer & Director	February 14, 2024
Timothy Lantz