Form 10-K
period 2024-03-31
AVANT TECHNOLOGIES INC.
filed 2024-07-03
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2024

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-225433

AVANT TECHNOLOGIES INC.
f/k/a TREND INNOVATIONS HOLDING INC.)
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

info@avanttechnologies.com

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

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]        No [X]

As of March 31, 2024, the market value of our common stock held by non-affiliates was approximately $115,996,227 which is computed based upon the closing price on that date of the Common Stock of the registrant on the OTC QB maintained by OTC Markets Group Inc. of $0.99. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 117,017,906 common shares issued and outstanding as of July 3, 2024.

Documents incorporated by reference: None

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “AVANT” “AVAI” “TREND”, “TREN”, or “the Company,” or “we,” or “us,” and “our” refer to AVANT TECHNOLOGIES INC. (formerly TREND INNOVATIONS HOLDING INC.). Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

-	We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

-	Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

-	The COVID-19 outbreak caused disruptions in our development operations, which have resulted in delays in existing projects and may have additional negative impacts on our operations.

-	Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

-	We have not generated positive cash flow from operations and our ability to generate positive cash flow is uncertain. If we are unable to generate positive cash flow or obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

-	We will require additional capital to support business growth and this capital might not be available on acceptable terms, if at all.

-	We depend upon key personnel and need additional personnel.

-	Our business requires substantial capital and if we are unable to maintain adequate cash flows from operations our profitability and financial condition will suffer and jeopardize our ability to continue operations.

-	There is currently a limited public market for our common stock. Failure to further develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your stock.

-	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

-	Because we are quoted on the OTC QB marketplace instead of a national securities exchange, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

-	Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

-	We have not paid dividends in the past and have no immediate plans to pay cash dividends.

-	Shares eligible for future sale may adversely affect the market for our Common Stock.

-	You may experience future dilution as a result of future equity offerings.

-	Our charter documents and Nevada law may inhibit a takeover that stockholders consider favorable.

-	There are limitations on director/officer liability.

-	Penny stock regulations may impose certain restrictions on marketability of our securities.

-	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

PART I

Item 1. Description of Business

Overview

Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of information technology consulting services. The Company considers itself a native expert in the field of information technology based on artificial intelligence. Recently, the Company acquired Avant! AI and InstantFAME as well as the assets of Wired4Health, Inc., pertaining to certain technology assets providing full-stack software development, database management, data integration, project management and cloud services resources. Utilize its latest assets acquisitions, Avant mission is to provide innovative and eﬀective AI solutions that transform businesses and positively impact society. Avant strive to push the boundaries of AI technology and empower organizations to achieve their full potential. We believe that our technology can provide a self-sustained system that prepares its data from unlabeled information (Unsupervised Clustering), and then analyzes it using various, proprietary, supervised learning techniques, Improved data efficiency: Unsupervised learning pre-processes and extracts meaningful features from raw or unlabeled data, preparing them as inputs for the supervised learning model. This improves data efficiency and preparations. Our technology deployed over the acquired assets (in sum or as a whole) potentially provides True Learning from Experience - Unsupervised learning is utilized to learn relevant information from many source domains. This knowledge is then evaluated and applied to a related or different domain(s), where information might be in short supply. This feature is a true learning capability. Avant! can leverage the knowledge learned from the source domain to improve performance in the other domains, as well as Factual discovery/conclusion by learning data - Avant! Unsupervised learning techniques, like clustering, help identify groups or patterns in the data, reaching conclusions. Then its supervised learning mechanism can create new datasets (information), which are used for further domains, improving classification and regression tasks. This feature is a true reasoning mechanism.

Until the above acquisitions, the Company's "Thy News" application was one of the Company's key projects. Thy News is a worldwide application used for processing news from multiple sources. Thy News was created for users who value their time but want to keep up with the latest in world news. The app offers the user the opportunity to create their own news feeds solely from those sources that are of interest to them, as well as creating additional news feeds segmented by topic.

In summer 2018, the Company started operations with development of a trading platform for users who cook at home and want to sell their food on the Internet and home-cooked food lovers.

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to September 30, 2023 the Company acquired additional 50,000 processed sources. As of March 31, 2024, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

On March 30, 2020, the Company acquired Itnia Co. LLC, a Wyoming limited liability company, an owner of MB Lemalike Innovations. Itnia Co. LLC provides services in the field of IT consulting using artificial intelligence technologies. Itnia Co. LLC, on behalf of Lemalike Innovations, provides IT consulting services including: i) Project Management and Software Administration; ii) Financial and Asset Management for IT; iii) Service Management for IT; and iv) Event Management for IT.

Recent Developments

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

At closing, in consideration of acquiring the System, the Company issued to the Seller 26,000,000 common shares of the Company (the “Shares”). The Shares will be restricted per Rule 144 as promulgated under the Securities Act of 1933, as amended (the “1933 Act”) and Seller agreed to a lock-up period of nine (9) months following closing (the “Lock Up Term”). In the event the Company is unable to up-list to Nasdaq either through a business combination or otherwise prior to the expiration of the Lock Up Term, the Seller may request within three (3) business days of the expiration of the Lock-Up Term, that all transactions contemplated by the APA be unwound.

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

At closing, in consideration of the Instant Fame Assets, the Company issued TD 5,000 shares of Series A Preferred Stock of the Company with a stated valued at $5,000 per share each (the “Preferred Shares Series A”). The Preferred Shares Series A may be converted at the option of TD into the Company shares of common stock at a conversion price equal to a 5% discount to the weighted average closing price during the five (5) days prior of such conversion, and will include a 4.99% beneficial ownership limitation. The Preferred Shares Series A will have no voting rights and will be entitled to a payment equal to the stated value of the Preferred Shares Series A in the event of the Company liquidation only. In the event the Company is unable to up-list to Nasdaq either through a business combination or otherwise prior to the expiration of the Lock Up Term, TD may request within three (3) business days of the expiration of the Lock-Up Term, that all transactions contemplated by the Treasure APA be unwound.

In addition, the Company and Elentina Group, LLC (“Elentina”) entered into a Service Agreements in which Elentina, was engaged to provide certain capital markets services for a flat quarterly fee of $75,000 paid in shares of common stock (the “Elentina Common Stock”). The Elentina Common Stock to be issued within five days of the first day of quarter during the term (ie January 1, April 1, July 1 and October 1). The Elentina Common Stock shall be fully earned upon issuance. The number of shares of Elentina Common Stock to be issued will be determined by dividing the quarterly fee of $75,000 by the Company’s ten (10) day VWAP, which shall at no point be less than $0.10 per share.

In connection with the offering, the Company filed a Certificate of Designation to its Articles of Incorporation designating 5,000 shares of its Preferred Stock of Series A.

Acquiring Wired4Health Assets

On April 5, 2024, the Company, entered into an Asset Purchase Agreement (“W4H APA”) with Wired4Health, Inc. (“Seller” or “W4H”), pertaining to certain technology assets, providing full-stack software development, database management, data integration, project management and cloud services resources. The assets being acquired include an agreement and amendments between W4H and Sentry Data Systems/Craneware, an agreement between W4H and Respec, Inc., agreements between W4H and all of its employees and contractors assigned to Sentry Data Systems/Craneware and Respec, Inc. customer accounts, Website and Internet Domain Name, Wired4Health.com and all of its content (the “Website“), and any other rights associated with the Website, including, without limitation, any intellectual property rights, all related domains, logos, customer lists and agreements, email lists, passwords, usernames and trade names, and all of the related social media accounts, if any, and any other associated rights, etc. (the “W4H Assets”).

At closing, in consideration of acquiring the Assets, the Company issued Seller an amortizing secured promissory note in the principal amount of $1,200,000 (“Secured Note”) of the Company’s Series B Convertible Preferred Stock with a stated value of $1,000,000 (the “Preferred Stock”)

The Secured Note is payable by the Company to the Seller in 24 equal monthly installments of principal and interest in the amount of $52,427.22 on the first day of each month, beginning on the first day of the month following the closing of the transaction and continuing on the first day of each consecutive month thereafter until the note is fully paid, but in no case less than two billing cycles of W4H activity. The Secured Note bears interest of five percent (5%) per annum accrued monthly (0.42% per month on the outstanding principal balance).

The Preferred Stock Series B has an aggregate stated value of $1,000,000, where the conversion price is equal to the lesser of $1.00 per share each, on a fully diluted basis, or the volume-weighted average market price (VWAP) of the Company’s common stock as traded on the OTC Markets for the most recent 30 days prior to deal closure (the “Conversion Price”). Conversion will include a 4.99% beneficial ownership limitation and a leak out agreement allowing daily sales to not exceed 25% of the total daily volume.

The Secured Note is secured by the Assets pursuant to the terms of a Security Agreement which, among other things, will authorize the Seller to file a UCC1 Financing Statement in the State of Nevada. As of the date hereof, the Company is obligated on approximately $1,200,000 face amount of Secured Notes issued to the Seller. The Secured Note is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company. Effective May 7, 2024, in connection with the offering, the Company filed a Certificate of Designation to its Articles of Incorporation designating 1,000,000 shares of its preferred stock.

Employees Identification of Certain Significant Employees.

The Company’s Board Members include: Natalija Tunevic, Secretary; Ivan Lunegov, President & Director; Vitalis Racius, CFO, Director &Treasurer. Independent Contractors which are not directors and members of the Board: William Hisey, CEO, Danny Rittman, CISO; Percy Kwong, Technology Advisor.

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

We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

-	accurately forecast our revenues and plan our operating expenses;

-	successfully expand our business;

-	assimilate our acquisitions;

-	adapt to rapidly evolving trends in the ways consumers and businesses interact with technology;

-	avoid interruptions or disruptions in the offering of our products and our services;

-	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;

-	hire, integrate and retain talented sales, customer service, technology and other personnel; and

-	effectively manage rapid growth in personnel and operations; and

-	global COVID-19 pandemic

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $2,128,475 for the year ended March 31, 2024 and net loss of $348,933 for the year ended March 31, 2023. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $1,466,566 and an accumulated deficit of $2,976,395 at March 31, 2024.

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

There is a limited public market for our Common Stock, which is traded on the OTC QB under the symbol AVAI. We cannot give any assurances that there will ever be a mature, developed market for our common stock. Failure to further develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our common stock does develop in a material way, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR STOCK.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the years ended March 31, 2024 and 2023, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Additional Risks Related to Our Common Stock

Because we are quoted on the OTC QB marketplace instead of a national securities exchange, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our Common Stock is currently quoted on the OTC Market Group’s OTC QB marketplace under the ticker symbol “AVAI”. The OTC is a regulated quotation service that displays real-time quotes and last sale prices in over-the-counter securities. Trading in shares quoted on the OTC QB is often thin and characterized by volatility. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our Common Stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTC QB is not a stock exchange, and trading of securities on this platform is more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our Common Stock improves.

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

Of the 117,167,906 shares of our Common Stock outstanding as of the date of this Annual Report, approximately 78,959,044 are restricted and 38,208,862shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

Provisions of our certificate of incorporation and bylaws and applicable provisions of Nevada law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our certificate of incorporation and bylaws:

-	limit who may call stockholder meetings;

-	do not provide for cumulative voting rights; and

-	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

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

Stockholders should also be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

-	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;

-	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

-	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

-	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

-	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Item 1C. Cybersecurity

Cybersecurity and Data Privacy Risks

We are subject to cybersecurity and data privacy risks. Cyberattacks and security vulnerabilities could lead to increased costs, liability claims, or harm to our competitive position.

Cybersecurity Risks

Our operations and the operations of our and partners involve the storage, transmission, and processing of third parties’ and our data, including personal, confidential, or proprietary information. This data is subject to privacy and security laws, regulations, and customer-imposed controls. Cybercriminals use a variety of methods to exploit potential vulnerabilities in our systems, products, and services. Sophisticated attacks could result in unauthorized access, loss, misuse, disclosure, modification, or destruction of this data.

We are committed to protecting our third parties’ and our data. Despite efforts, our systems, products, and services remain vulnerable to attacks.

Data Privacy

Data privacy issues are becoming increasingly significant due to the rapidly changing legal and regulatory landscape. Compliance with global and local data privacy laws requires ongoing investment in our information technology and employee training, and will continue to impact our business.

Governance and Oversight

We should have a formal risk management program that addresses cybersecurity and data privacy risks. This program should include regular reporting to our senior management and Board of Directors, who provide oversight and direction. We have not established an enterprise risk management framework to assess and prioritize these risks.

Incident Response

We maintain an incident response plan that includes policies and procedures for notifying affected third parties and complying with applicable laws.

Investments in Cybersecurity

We will continually invest in our cybersecurity capabilities to protect our assets and those of our third parties. This potentially will include investment in advanced threat detection, encryption, and other security measures.

Recent Cybersecurity Incidents

During the last fiscal year, we did not experienced cybersecurity incidents.

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

Preferred Stock

The Company has 20,000,000 shares, $0.001 par value of preferred stock authorized as of March 31, 2024. There were 10,000,000 shares of preferred stock issued and outstanding as of March 31, 2024.

Common Stock

The Company has 500,000,000 shares, $0.001 par value of common stock as of March 31, 2024. There were 117,167,906 shares of common stock issued and outstanding as of March 31, 2024.

Warrants

No warrants were issued or outstanding as of March 31, 2024.

Market Information

The common shares of the Company are traded on OTC QB Markets under the ticker symbol of AVAI.

Record Holders

The number of holders of record for our common stock as of March 31, 2024 was 130.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended March 31, 2024 and 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have equity compensation plans authorized.

Transfer agent change

The Company transfer agent is ClearTrust LLC with a business address at 16540 Pointe Village Drive Suite 205
Lutz, Florida 3355850; ClearTrust LLC ’s website is www.cleartrustonline.com, and their phone number is (813) 235-4490.

Penny Stock

Our common stock is considered “penny stock” under the rules of the SEC under the Securities Exchange Act of 1934. The SEC adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

-	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Recent Sales of Unregistered Securities

Preferred Stock

The Company has 20,000,000 shares, $0.001 par value of preferred stock authorized as of March 31, 2024.

On November 21, 2023, the Company issued 3,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On December 1, 2023, the Company issued 2,000,000 shares of preferred stock as bonuses to officers of the Company.

There were 10,000,000 shares of preferred stock issued and outstanding as of March 31, 2024.

Preferred Stock Series A

The Company has 5,000 shares, $0.001 par value of preferred stock series A authorized as of March 31, 2024.

In April 2023, the Company issued 5,000 shares of preferred stock series A for InstantFAME acquisition.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

There were 3,050 shares of preferred stock series A issued and outstanding as of March 31, 2024.

Common Stock

The Company has 500,000,000 shares, $0.001 par value of common stock as of March 31, 2024.

On April 25, 2023, the Company issued 26,000,000 common shares for Avant! AI acquisition.

On June 1, 2023, the Company issued 5,250,000 common shares in exchange for convertible notes in the amount of $94,500.

On July 27, 2023, the Company issued 213,243 common shares for cancelation of $287,500 payroll debt.

On August 17, 2023, the Company issued 9,550,000 common shares for cancelation of $114,600 payroll debt.

On October 20, 2023, the Company issued 3,000,000 common shares for cancelation of $54,000 related party loan.

On November 20, 2023, the Company issued 3,000,000 shares of preferred stock, featuring a 1:5 voting right, in exchange for 3,000,000 shares of common stock issued on October 20, 2023.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

As of March 31, 2024, the Company issued 8,477,324 common shares for cancelation of $604,318 payroll debt and 2,050,000 common shares as bonuses to officers of the Company.

On March 22, 2024, the Company issued 150,000 common shares for consulting services that were cancelled on May 29, 2024.

There were 117,167,906 shares of common stock issued and outstanding as of March 31, 2024.

Warrants

No warrants were issued or outstanding as of March 31, 2024.

Convertible Debentures

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

On October 2, 2023, the Company entered into a Securities Purchase Agreement with DL pursuant to which the Company issued to DL a Convertible Promissory Note (the “October 2023 DL Convertible Note”) in the aggregate principal amount of $126,000 for a purchase price of $105,000. The October 2023 DL Convertible Note has a maturity date of March 2, 2025 and the Company has agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of eight percent (8.0%) per annum from the date on which the October 2023 DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the October 2023 DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the DL Convertible Note. The outstanding principal amount of the October 2023 DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued. Following the 180th day, DL may convert the October 2023 DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the October 2023 DL Convertible Note), the October 2023 DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the October 2023 DL Convertible Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. On April 2, 2024, the Company paid off the October 2023 DL Convertible Note, in cash for $137,549.

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

The following discussion and analysis of our financial condition and results of operations for the years ended March 31, 2024 and 2023 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

General Overview

Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of information technology consulting services. The Company considers itself a native expert in the field of information technology based on artificial intelligence. Recently, the Company acquired Avant! AI and InstantFAME as well as the assets of Wired4Health, Inc., pertaining to certain technology assets providing full-stack software development, database management, data integration, project management and cloud services resources. Utilize its latest assets acquisitions, Avant mission is to provide innovative and eﬀective AI solutions that transform businesses and positively impact society. Avant strive to push the boundaries of AI technology and empower organizations to achieve their full potential. We believe that our technology can provide a self-sustained system that prepares its data from unlabeled information (Unsupervised Clustering), and then analyzes it using various, proprietary, supervised learning techniques, Improved data efficiency: Unsupervised learning pre-processes and extracts meaningful features from raw or unlabeled data, preparing them as inputs for the supervised learning model. This improves data efficiency and preparations. Our technology deployed over the acquired assets (in sum or as a whole) potentially provides True Learning from Experience - Unsupervised learning is utilized to learn relevant information from many source domains. This knowledge is then evaluated and applied to a related or different domain(s), where information might be in short supply. This feature is a true learning capability. Avant! can leverage the knowledge learned from the source domain to improve performance in the other domains, as well as Factual discovery/conclusion by learning data - Avant! Unsupervised learning techniques, like clustering, help identify groups or patterns in the data, reaching conclusions. Then its supervised learning mechanism can create new datasets (information), which are used for further domains, improving classification and regression tasks. This feature is a true reasoning mechanism.

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

FISCAL YEAR ENDED MARCH 31, 2024 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2023

Revenue

During fiscal years ended March 31, 2024 and 2023 the Company generated total revenue of $0 and $276,324, respectively.

Operating expenses

Total operating expenses for the years ended March 31, 2024 and 2023 were $2,117,182 and $323,131. The operating expenses for the year ended March 31, 2024 included $76,953 in amortization and depreciation expenses; $502,978 in consulting services; $1,424,334 in general and administrative expenses; $30,143 in marketing expenses; $62,847 in professional fees; $1,467 in rent expense and $18,460 in website expenses. The operating expenses for the year ended March 31, 2023 included $23,416 in amortization and depreciation expenses; $4,418 in consulting services; $234,907 in general and administrative expenses; $8,290 in marketing expenses; $49,554 in professional fees; $1,210 in rent expense and $1,336 in website expenses.

The total other income (expenses) for the years ended March 31, 2024 and 2023 were $(11,293) and $14,651, respectively.

Net Loss/Income

Our net losses for the fiscal years ended March 31, 2024 and 2024 were $2,128,475 and $348,933.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

FISCAL YEARS ENDED MARCH 31, 2024 and 2023

As of March 31, 2024, our total assets were $322,014 comprised of $116,082 in current assets; $205,932 in intangible assets and our total liabilities were $1,788,580.

As of March 31, 2023, our total assets were $241,460 comprised of $107,575 in current assets, $125 in fixed assets; $133,760 in intangible assets and our total liabilities were $874,719.

Stockholders’ deficit increased from $633,259 as of March 31, 2023 to $1,466,566 as of March 31, 2024.

CASH FLOWS FROM OPERATING ACTIVITIES

For the fiscal year ended March 31, 2024, net cash flows used in operating activities was $(1,322,318). For the fiscal year ended March 31, 2023, net cash flows used in operating activities was $(54,457).

CASH FLOWS FROM INVESTING ACTIVITIES

For the fiscal year ended March 31, 2024, net cash flows used in investing activities was $(149,000). For the fiscal year ended March 31, 2023, net cash flows used in investing activities was $(33,510).

CASH FLOWS FROM FINANCING ACTIVITIES

As of March 31, 2024, net cash from financing activities was $1,364,127 consisting of capital stock issued and loan from related parties. As of March 31, 2023, net cash from financing activities was $162,150 consisting of capital stock issued, loan from related parties, loan payable.

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

On October 2, 2023, the Company entered into a Securities Purchase Agreement with DL pursuant to which the Company issued to DL a Convertible Promissory Note (the “October 2023 DL Convertible Note”) in the aggregate principal amount of $126,000 for a purchase price of $105,000. The October 2023 DL Convertible Note has a maturity date of March 2, 2025 and the Company has agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of eight percent (8.0%) per annum from the date on which the October 2023 DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the October 2023 DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the October 2023 DL Convertible Note. The outstanding principal amount of the DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued. Following the 180th day, DL may convert the DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Convertible Note), the DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Convertible Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. On April 2, 2024 the Company paid off the October 2023 DL Convertible Note, in cash for $137,549.

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

Revenue is recognized under Topic 606 as follows:

-	executed contracts with the Company’s customers that it believes are legally enforceable;

-	identification of performance obligations in the respective contract;

-	determination of the transaction price for each performance obligation in the respective contract;

-	allocation the transaction price to each performance obligation; and

-	recognition of revenue only when the Company satisfies each performance obligation.

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

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the FV of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

-	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

-	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the FV measurement.

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

Item 8. Financial Statements and Supplementary Data

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

FINANCIAL STATEMENTS

For the years ended March 31, 2024 and March 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

AVANT TECHNOLOGIES INC. (f/k/a TREND INNOVATIONS HOLDING INC & FREECOOK)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avant Technologies Inc. (f/k/a Trend Innovations Holding Inc. & FreeCook). (the “Company”) as of March 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), for each of the two years in the period ended March 31, 2024, and cash flows for the fiscal year ended March 31, 2024, and the related notes and schedules (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2021 and the results of its operations and its cash flows for the fiscal year ended March 31, 2024, in conformity with the accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $2,976,395 and a negative cash flow from operations amounting to $1,828,475 for the year ended March 31, 2024. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

Basis of Opinion

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

Critical Audit Matters

Related party loans

We noted the significant related party loans as a critical matter.

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

Newhall, California

June 30, 2024

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Balance Sheets

	March 31, 2024	March 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$281	$107,472
Prepaid Expenses	115,685	-
Prepaid Rent	116	103
Total Current Assets	116,082	107,575

Fixed Assets
Accumulated Depreciation	(1,500)	(1,375)
Furniture and Equipment (note 4)	1,500	1,500
Total Fixed Assets	-	125

Intangible Assets, Net (note 5)	205,932	133,760
TOTAL ASSETS	$322,014	$241,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$1,081,803	$236,901
Loan from Related Parties (note 6)	406,777	244,218
Convertible Notes Payable (note 7)	201,000	294,600
Notes payable - Related Party	99,000	99,000
Total Current Liabilities	1,788,580	874,719
Total Liabilities	1,788,580	874,719

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 10,000,000 and 5,000,000 common shares issued and outstanding respectively	10,000	3,950
Preferred stock Series A, $0.001 par value, 5,000 shares authorized; 3,050 and 0 shares issued and outstanding, respectively	15,250	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 117,167,906 and 38,503,811 common shares issued and outstanding respectively	117,168	38,504
Additional Paid in Capital	1,367,411	172,207
Accumulated Deficit	(2,976,395)	(847,920)
Total Stockholders’ Equity (Deficit)	(1,466,566)	(633,259)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$322,014	$241,460

The accompanying notes are an integral part of these financial statements.

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Statements of Operations

	Year ended March 31, 2024	Year ended March 31, 2023
REVENUE:
Sales	$-	$276,324
TOTAL REVENUES	-	276,324
COGS	-	316,778
GROSS (LOSS) PROFIT	-	(40,453)

OPERATING EXPENSES
Amortization and Depreciation Expense	76,953	23,416
Consulting Services	502,978	4,418
General and Administrative Expenses	1,424,334	234,907
Marketing Expenses	30,143	8,290
Professional Fees	62,847	49,554
Rent Expenses	1,467	1,210
Website Expenses	18,460	1,336
TOTAL OPERATING EXPENSES	2,117,182	323,131

OTHER (EXPENSES) INCOME	(11,293)	14,651

NET INCOME (LOSS) FROM OPERATIONS	$(2,128,475)	$(348,933)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(2,128,475)	$(348,933)

Other comprehensive income (loss):
Foreign currency translation adjustment	$-	$(2,967)

COMPREHENSIVE INCOME (LOSS)	$(2,128,475)	$(351,900)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	86,532,015	38,503,811

The accompanying notes are an integral part of these financial statements.

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Statement of Stockholders’ Equity

As of March 31, 2024

	Common Stock		Preferred Stock		Preferred Stock Series A		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance, March 31, 2022	26,316,083	$ 26,316	5,000,000	$ 3,950	-	$-	$60,193	$(169)	$(495,851)	$(405,561)
Conversion of Notes Payable into Common Shares	12,187,728	12,188	-	-	-	-	151,212	-	-	163,400
Disposal of Subsidiary	-	-	-	-	-	-	(39,198)	-	-	(39,198)
Foreign currency translation adjustment	-	-	-	-	-	-	-	169	(3,136)	(2,967)
Net loss for the year	-	-	-	-	-	-	-	-	(348,933)	(348,933)
Balance, March 31, 2023	38,503,811	$ 38,504	5,000,000	$ 3,950	-	$-	$172,207	$-	$(847,920)	$(633,259)

Common Shares issued for acquisition	26,000,000	26,000	-	-	-	-	-	-	-	26,000
Preferred Shares Series A issued for acquisition	-	-	-	-	5,000	25,000	-	-	-	25,000
Preferred Shares adjustment	-	-	-	1,050	-	-	(1,050)	-	-	-
Conversion of Notes Payable into Common Shares	28,540,567	28,540	-	-	-	-	1,126,378	-	-	1,154,918
Conversion of Accounts Payable into Common Shares	150,000	150	-	-	-	-	89,100	-	-	89,250
Conversion of Notes Payable into Preferred Shares	-	-	2,000,000	2,000	-	-	(2,000)	-	-	-
Conversion of Common Shares into Preferred Shares	(3,000,000)	(3,000)	3,000,000	3,000	-	-	-	-	-	-
Conversion of Preferred Shares Series A into Common Shares	26,973,528	26,974			(1,950)	(9,750)	(17,224)	-	-	-
Net loss for the year	-	-	-	-	-	-	-	-	(2,128,475)	(2,128,475)
Balance, March 31, 2024	117,167,906	$ 117,168	10,000,000	$ 10,000	3,050	$15,250	$1,367,411	$-	$(2,976,395)	$(1,466,566)

The accompanying notes are an integral part of these financial statements.

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Statement of Cash Flows

	Year ended March 31, 2024	Year ended March 31, 2023
OPERATING ACTIVITIES
Net Income	$(2,128,475)	$(348,933)
Foreign currency translation adjustment	-	(2,967)
Adjustments to reconcile Net Income
to net cash used in operations:
Amortization and Depreciation	76,953	23,417
Accounts Payable	844,903	42,315
Accounts Receivables	-	3,765
Accrued Liabilities	-	(2,816)
Accrued Payroll	-	1,600
Loan Receivable	-	167,558
Retainers from Customers	-	(64,553)
Prepaid Expenses	(115,685)	126,162
Prepaid Rent	(14)	(5)
Net cash used in Operating Activities	(1,322,318)	(54,457)

INVESTING ACTIVITIES
Chatbot Development	$-	$(4,060)
Intangible Assets Acquisition	(149,000)	-
Mobile App Update	-	(29,450)
Net cash provided by Investing Activities	(149,000)	(33,510)

FINANCING ACTIVITIES
Additional paid in capital	$1,195,204	$112,014
Capital Stock	78,664	12,188
Convertible Notes Payable	(93,600)	125,100
Loan from Related Parties	162,559	89,280
Loan Payable	-	(176,432)
Preferred Stock	6,050	-
Series A Preferred Stock	15,250	-
Net cash provided by Financing Activities	1,364,127	162,150

Net cash increase (decrease) for period	$(107,191)	$74,183
Cash at beginning of period	$107,472	$33,289
Cash at end of period	$281	$107,472

Supplemental disclosure of non-cash investing and financing activities: Right-of-use assets obtained in exchange for lease obligations	$-	$-

The accompanying notes are an integral part of these financial statements.

AVANT TECHNOLOGIES INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of information technology consulting services. The Company considers itself a native expert in the field of information technology based on artificial intelligence. Recently, the Company acquired Avant! AI and InstantFAME as well as the assets of Wired4Health, Inc., pertaining to certain technology assets providing full-stack software development, database management, data integration, project management and cloud services resources. Utilize its latest assets acquisitions, Avant mission is to provide innovative and eﬀective AI solutions that transform businesses and positively impact society. Avant strive to push the boundaries of AI technology and empower organizations to achieve their full potential. We believe that our technology can provide a self-sustained system that prepares its data from unlabeled information (Unsupervised Clustering), and then analyzes it using various, proprietary, supervised learning techniques, Improved data efficiency: Unsupervised learning pre-processes and extracts meaningful features from raw or unlabeled data, preparing them as inputs for the supervised learning model. This improves data efficiency and preparations. Our technology deployed over the acquired assets (in sum or as a whole) potentially provides True Learning from Experience - Unsupervised learning is utilized to learn relevant information from many source domains. This knowledge is then evaluated and applied to a related or different domain(s), where information might be in short supply. This feature is a true learning capability. Avant! can leverage the knowledge learned from the source domain to improve performance in the other domains, as well as Factual discovery/conclusion by learning data - Avant! Unsupervised learning techniques, like clustering, help identify groups or patterns in the data, reaching conclusions. Then its supervised learning mechanism can create new datasets (information), which are used for further domains, improving classification and regression tasks. This feature is a true reasoning mechanism.

Until the above acquisitions, the Company's "Thy News" application was one of the Company's key projects. Thy News is a worldwide application used for processing news from multiple sources. Thy News was created for users who value their time but want to keep up with the latest in world news. The app offers the user the opportunity to create their own news feeds solely from those sources that are of interest to them, as well as creating additional news feeds segmented by topic.

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

In addition, the Company and Elentina Group, LLC (“Elentina”) entered into a Service Agreements in which Elentina, was engaged to provide certain capital markets services for a flat quarterly fee of $75,000 paid in shares of common stock (the “Elentina Common Stock”). The Elentina Common Stock to be issued within five days of the first day of quarter during the term (ie January 1, April 1, July 1 and October 1). The Elentina Common Stock shall be fully earned upon issuance. The number of shares of Elentina Common Stock to be issued will be determined by dividing the quarterly fee of $75,000 by the Company’s ten (10) day VWAP, which shall at no point be less than $0.10 per share.

In connection with the offering, the Company filed a Certificate of Designation to its Articles of Incorporation designating 5,000 shares of its Preferred Stock of Series A.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. However, the Company had recurring losses as of March 31, 2024. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Application Development Costs

The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible software costs incurred once technological feasibility is established. The Company amortizes these costs using the straight-line method over a period from one to five years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line method over the estimated useful life of the assets. We estimate that the useful life of equipment is 5 years and intangible assets is from 1 to 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $281 of cash as of March 31, 2024.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company had $115,685 in prepaid expenses as of March 31, 2024 (March 31, 2023 – $0). Prepaid expenses consist of prepaid services.

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

Website Development Costs

The Company amortizes these costs using the straight-line method over a period of one year, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

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

For the years ended March 31, 2024 and 2023, foreign currency transaction gain (loss) was $0 and $(2,967), respectively.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through March 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended March 31, 2024, there was no difference between our net loss and comprehensive loss. For the year ended March 31, 2023, our net loss was $348,933 and comprehensive loss was $351,900.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – FIXED ASSETS

As of March 31, 2024, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $1,500 as of March 31, 2024.

Note 5 – INTANGIBLE ASSETS

As of March 31, 2024, the total amount of website development was $8,361. Amortization expense of website development was $8,361 as of March 31, 2024.

As of March 31, 2024, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Amortization expense of application development was $97,400 as of March 31, 2024.

In December 2019 and March 2020, the Company purchased an RSS Database. As of March 31, 2024, the total amount of RSS Database was $149,000. Amortization expense of RSS Database was $100,750 as of March 31, 2024.

In April 2023, the Company acquired Avant! AI™ and Instant FAME™ technologies. As of March 31, 2024, the total amount of the acquired assets was $124,000 and $25,000, respectively. Depreciation expense of Avant! AI™ was $11,367 as of March 31, 2024. Amortization expense of Instant FAME™ was $2,292 as of March 31, 2024.

The Company had the following intangible assets as of March 31, 2024 and 2023:

	As of March 31, 2024	As of March 31, 2023

Avant! AI™	$124,000	$-
Chatbot Developments	4,060	4,060
Instant FAME™	25,000	-
Mobile Application Development Costs	126,850	126,850
RSS Database	149,000	149,000
Website Development	8,361	8,361
Amortization expense	(231,339)	(154,511)

Total Intangible Assets, Net	$205,932	$133,760

Note 6 – RELATED PARTY TRANSACTIONS

As of March 31, 2024, our secretary, Natalija Tunevic, has loaned to the Company $114,328. This loan is unsecured, non-interest bearing and due on demand.

As of March 31, 2024, our director, Vitalis Racius, has loaned to the Company $56,634, of which $112,634 was advanced to the Company and $56,100 was repaid during the year ended March 31, 2024. This loan is unsecured, non-interest bearing and due on demand.

As of March 31, 2024, our shareholder, Marieta Seiranova, has loaned to the Company $68,078, of which $168,078 was advanced to the Company and $100,000 was repaid during the year ended March 31, 2024. This loan is unsecured, non-interest bearing and due on demand.

As of March 31, 2024, our shareholder, Mehrabian Investments LLC, has loaned to the Company $30,000. This loan is unsecured, non-interest bearing and due on demand.

As of March 31, 2024, our shareholder, IGOR 1 CORP, has loaned to the Company $13,147. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of March 31, 2024. The advances are interest-free and due on demand.

As of March 31, 2024, the Company has an outstanding debt to our former Treasurer, COO and Director, Mikhail Bukshpan. The amount of such debt is $99,000.

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

In addition, the Company and Elentina Group, LLC (“Elentina”) entered into a Service Agreements in which Elentina, was engaged to provide certain capital markets services for a flat quarterly fee of $75,000 paid in shares of common stock (the “Elentina Common Stock”). The Elentina Common Stock to be issued within five days of the first day of quarter during the term (ie January 1, April 1, July 1 and October 1). The Elentina Common Stock shall be fully earned upon issuance. The number of shares of Elentina Common Stock to be issued will be determined by dividing the quarterly fee of $75,000 by the Company’s ten (10) day VWAP, which shall at no point be less than $0.10 per share.

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

On August 17, 2023, the Company accepted the initiative of Mrs. Tunevic to write off the Company`s salary debt in the amount of $114,600.00 with the possibility of converting this amount into restricted common shares at a value of $0.012 per share which is equivalent to 9,550,000 common shares. The Company approved the issuance and transfer of shares to third parties.

On October 2, 2023, the Company entered into a Securities Purchase Agreement with DL pursuant to which the Company issued to DL a Convertible Promissory Note (the “October 2023 DL Convertible Note”) in the aggregate principal amount of $126,000 for a purchase price of $105,000. The October 2023 DL Convertible Note has a maturity date of March 2, 2025 and the Company has agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of eight percent (8.0%) per annum from the date on which the October 2023 DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the October 2023 DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the October 2023 DL Convertible Note. The outstanding principal amount of the DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued. Following the 180th day, DL may convert the DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Convertible Note), the DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Convertible Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. On April 2, 2024 the Company paid off the October 2023 DL Convertible Note, in cash for $137,549.

On November 27, 2023, the Company approved the initiative from Treasure Drive Ltd. to convert and transfer part of Series A Preferred Stock shares in the amount of 1,950 Series A Preferred Stock shares into 26,973,528 shares of Common Stock of the Corporation to third parties in compliance with the Asset Purchase Agreement dated April 3, 2023, along with the Annex A “Notice of Conversion”.

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of March 31, 2024.

On November 21, 2023, the Company issued 3,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On December 1, 2023, the Company issued 2,000,000 shares of preferred stock as bonuses to officers of the Company.

There were 10,000,000 shares of preferred stock issued and outstanding as of March 31, 2024.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of March 31, 2024.

In April 2023, the Company issued 5,000 shares of preferred stock series A for InstantFAME™ acquisition.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

There were 3,050 shares of preferred stock series A issued and outstanding as of March 31, 2024.

Common Stock

The Company has 500,000,000, $0.001 par value shares of common stock as of March 31, 2024.

On April 25, 2023, the Company issued 26,000,000 common shares for Avant! AI™ acquisition.

On June 1, 2023, the Company issued 5,250,000 common shares in exchange for convertible notes in the amount of $94,500.

On July 27, 2023, the Company issued 213,243 common shares for cancelation of $287,500 payroll debt.

On August 17, 2023, the Company issued 9,550,000 common shares for cancelation of $114,600 payroll debt.

On October 20, 2023, the Company issued 3,000,000 common shares for cancelation of $54,000 related party loan.

On November 20, 2023, the Company issued 3,000,000 shares of preferred stock, featuring a 1:5 voting right, in exchange for 3,000,000 shares of common stock.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

As of May 31, 2024, the Company issued 8,477,324 common shares for cancelation of $604,318 payroll debt and 2,050,000 common shares as bonuses to officers of the Company.

On March 22, 2024, the Company issued 150,000 common shares for consulting services that were cancelled on May 29, 2024.

There were 117,167,906 shares of common stock issued and outstanding as of March 31, 2024.

Warrants

No warrants were issued or outstanding as of March 31, 2024.

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

In addition, the Company and Elentina Group, LLC (“Elentina”) entered into a Service Agreements in which Elentina, was engaged to provide certain capital markets services for a flat quarterly fee of $75,000 paid in shares of common stock (the “Elentina Common Stock”). The Elentina Common Stock to be issued within five days of the first day of quarter during the term (ie January 1, April 1, July 1 and October 1). The Elentina Common Stock shall be fully earned upon issuance. The number of shares of Elentina Common Stock to be issued will be determined by dividing the quarterly fee of $75,000 by the Company’s ten (10) day VWAP, which shall at no point be less than $0.10 per share.

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

On May 23, 2023, the Company, filed a Certificate of Amendment to its Articles of Incorporation changing the Company’s name to Avant Technologies Inc. (the “Name Change”). On May 23, 2023, in connection with the foregoing, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”), requesting confirmation of the Name Change and also to request the change of the Company’s ticker symbol from “TREN” to “AVAI” (the “Symbol Change”). On July 18, 2023, FINRA announced the Company’s Name Change and Symbol Change, which became effective on July 19, 2023 on the OTC Markets. The Name Change and Symbol Change do not affect the rights of the Company’s security holders. The Company’s securities will continue to be quoted on the OTC Markets. Following the Name Change, the stock certificates, which reflect the former name of the Company, will continue to be valid. Certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

On June 1, 2023, the Company issued to Mr. Cherniienko 5,250,000 common shares for cancelation of $94,500 debt.

On June 20, 2023, Mikhail Bukshpan, assigned his $5,217 debt to Mr. Vitalus Racius. A conversion clause was added to the Note, pursuant to which, the $5,217 debt is convertible at any time, at the discretion of Mr. Vitalis Racius, into shares of the Company’s Common Stock.

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

On July 27, 2023, the Company issued shares of Common Stock to Kenn Kerr, Paul Averill, and Percy Kwong in compliance with the Consulting as well as Employment and Compensation Agreements, pursuant to which Mr. Kerr, Mr. Averill and Mr. Kwong earned 69,367, 64,599 and 79,277 shares of Common Stock respectively for the relevant quarter as of July 1, 2023.

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

On August 17, 2023, the Company accepted the initiative of Mrs. Tunevic to write off the Company`s salary debt in the amount of $114,600.00 with the possibility of converting this amount into restricted common shares at a value of $0.012 per share which is equivalent to 9,550,000 common shares. The Company approved the issuance and transfer of shares to third parties.

On October 2, 2023, the Company entered into a Securities Purchase Agreement with DL pursuant to which the Company issued to DL a Convertible Promissory Note (the “October 2023 DL Convertible Note”) in the aggregate principal amount of $126,000 for a purchase price of $105,000. The October 2023 DL Convertible Note has a maturity date of March 2, 2025 and the Company has agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of eight percent (8.0%) per annum from the date on which the October 2023 DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the October 2023 DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the DL Convertible Note. The outstanding principal amount of the October 2023 DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued. Following the 180th day, DL may convert the October 2023 DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the October 2023 DL Convertible Note), the October 2023 DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the October 2023 DL Convertible Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. On April 2, 2024, the Company paid off the October 2023 DL Convertible Note, in cash for $137,549.

On October 20, 2023, the Company issued 3,000,000 shares of Common Stock to Vitalis Racius in exchange for related party loan accrued as of June 30, 2023.

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

On November 27, 2023, the Company approved the initiative from Treasure Drive Ltd. to convert and transfer part of Series A Preferred Stock shares in the amount of 1,950 Series A Preferred Stock shares into 26,973,528 shares of Common Stock of the Corporation to third parties in compliance with the Asset Purchase Agreement dated April 3, 2023, along with the Annex A “Notice of Conversion”.

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

On January 17, 2024, the Avant Technologies Inc. entered into an Employment Agreement (the "Agreement") with Jared Pelski, and appoint Mr. Pelski to serves a Vice President – Business Development of the Company. Jared Pelski is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Jared Pelski will undertake the responsibilities of Vice President of Business Development, without concurrent membership on the board.

On January 26, 2024, the Avant Technologies Inc. entered into an Employment Agreement (the "Agreement") with Angela Harris and appointed Mrs. Harris to assume the role of Chief Operating Officer (the “COO”) for the Company. Angela Harris is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Angela Harris will undertake the responsibilities of COO, starting February 1, 2024 (the “Start Date”) without concurrent membership on the board but as a member of the Senior Management Team.

On February 12, 2024, the Company entered into a Services Agreement with PCG Advisory, Inc., a New York corporation, to receive certain services in the areas of investor relations, strategic advisory and digital strategies in exchange for the issuance of 200,000 shares of common stock.

On March 22, 2024, the Company revised and re-signed the Services Agreement dated February 12, 2024, with PCG Advisory, Inc., a New York corporation, to receive certain services in the areas of investor relations, strategic advisory and digital strategies, with the compensation revised to 150,000 shares of common stock. On March 22, 2024, the Company authorized and approved the issuance of 150,000 shares of Common Stock as compensation to PCG Advisory, Inc., a New York corporation, in exchange for their services. On May 29, 2024, the Company cancelled the issuance to PCG Advisory, Inc.

Note 10 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2024, the Company had net operating loss carry forwards of approximately $2,976,395 that may be available to reduce future years’ taxable income in varying amounts through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2024, was approximately $625,043. The net change in valuation allowance during the year ended March 31, 2024, was $(383,980). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2024. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

For the years ended March 31, 2024 and 2023, the provision for Federal income tax consists of the following:

	March 31, 2024	March 31, 2023
Non-current deferred tax assets:
Net operating loss carry forward	$(2,976,395)	$(847,920)
Total deferred tax assets	(625,043)	(178,063)
Valuation allowance	$625,043	$178,063
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended March 31, 2024 and 2023, as follows:

	March 31, 2024	March 31, 2023
Computed “expected” tax expense (benefit)	(2,976,395)	(847,920)
Change in valuation allowance	$(466,980)	$(73,935)
Actual tax expense (benefit)	-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to March 31, 2024, through the date these financial statements were issued, and has determined that the followings represent material subsequent events to disclose in these financial statements:

On April 5, 2024, Avant Technologies Inc., entered into an Asset Purchase Agreement (“APA”) with Wired4Health, Inc. (“Seller” or “W4H”), pertaining to certain technology assets, providing full-stack software development, database management, data integration, project management and cloud services resources. The assets being acquired include an agreement and amendments between W4H and Sentry Data Systems/Craneware, an agreement between W4H and Respec, Inc., agreements between W4H and all of its employees and contractors assigned to Sentry Data Systems/Craneware and Respec, Inc. customer accounts, Website and Internet Domain Name, Wired4Health.com and all of its content (the “Website“), and any other rights associated with the Website, including, without limitation, any intellectual property rights, all related domains, logos, customer lists and agreements, email lists, passwords, usernames and trade names, and all of the related social media accounts, if any, and any other associated rights, etc. (the “Assets”).

At closing, in consideration of acquiring the Assets, the Company paid Seller $2,200,000 through a combination of an amortizing secured promissory note in the principal amount of $1,200,000 (“Secured Note”) of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”). The Secured Note is payable by the Company to the Seller in 24 equal monthly installments of principal and interest in the amount of $52,427.22 on the first day of each month, beginning on the first day of the month following the closing of the transaction and continuing on the first day of each consecutive month thereafter until the note is fully paid, but in no case less than two billing cycles of W4H activity. The Secured Note bears interest of five percent (5%) per annum accrued monthly (0.42% per month on the outstanding principal balance).

The Preferred Stock Series B has an aggregate stated value of $1,000,000, where the conversion price is equal to the lesser of $1.00 per share each, on a fully diluted basis, or the volume-weighted average market price (VWAP) of the Company’s common stock as traded on the OTC Markets for the most recent 30 days prior to deal closure (the “Conversion Price”). Conversion will include a 4.99% beneficial ownership limitation and a leak out agreement allowing daily sales to not exceed 25% of the total daily volume.

The Secured Note is secured by the Assets pursuant to the terms of a Security Agreement which, among other things, will authorize the Seller to file a UCC1 Financing Statement in the State of Nevada. As of the date hereof, the Company is obligated on approximately $1,200,000 face amount of Secured Notes issued to the Seller. The Secured Note is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

The offer, sale and issuance of the above securities was made to Seller as an accredited investor and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated there under with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sales were made to an accredited investor and transfer of the common stock will be restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.

Effective April 24, 2024, Mr. Lantz vacated his positions as CEO and Director of the Company. Mr. Lantz vacated without any conflicts with the Company's Board of Directors.

Effective April 24, 2024, Angela Harris resigned as Chief Operating Officer (“COO”) of the Company. Ms. Harris`s resignation was not the result of any disagreements with the Company’s Board of Directors.

Effective April 24, 2024, Jared Pelski resigned as Vice President – Business Development of the Company. Mr. Pelski`s resignation was not the result of any disagreements with the Company’s Board of Directors.

Effective April 24, 2024, the Company’s Board of Directors terminated the Employment Agreement with Timothy Lantz dated November 3, 2023; Employment Agreement with Jared Pelski dated January 17, 2024; and the Employment Agreement with Angela Harris dated January 26, 2024. The Employment Agreements with Mr. Lantz, Mr. Pelski, and Ms. Harris were canceled by mutual consent and none of the parties has a claim against any of the others.

On April 24, 2024, Avant Technologies Inc. and William Hisey entered into an Employment Agreement pursuant to which Mr. Hisey was retained as Interim Chief Executive Officer (“CEO”). William Hisey is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Mr. Hisey will undertake the responsibilities of Interim CEO, starting April 25, 2024, without concurrent membership on the board but as a member of the Senior Management Team.

Mr. Hisey is a veteran business executive, having held senior positions in business operations and finance, including private equity and corporate finance. His experiences run the spectrum from initial start-ups to Fortune 100 Companies. Mr. Hisey began his career at Ernst & Young before moving on to multiple financial roles at Pitney Bowes for the next decade. After several years as VP Business Development at IVAX Pharmaceuticals, he served as CFO of the boutique venture capital firm Snowmark Capital for several years. Mr. Hisey then transitioned to the entrepreneurial side of business by founding RxStrategies, a 340b pharmaceutical services startup, focusing on developing the business model, raising capital, and directing the ramp up of company infrastructure and front of the house activities. Subsequently, he served various roles at Sentry Data Systems, including CFO and VP-Business Development. Mr. Hisey has spent the last 13 years consulting with new business startups and providing fractional CFO services, primarily through Wired4Health.

From 2011 to present, Mr. Hisey has provided CFO and private equity services to a variety of companies, while also serving as the CFO for Wied4Health. These activities include financial structuring, business modeling, strategic planning, capital raises and due diligence/process improvement projects. From January 2005 to August 2010, Mr. Hisey held various roles with Sentry Data Systems, a healthcare solutions technology company, a PBM focused company. These roles included CFO and VP – Business Development. During his tenure, the company grew from 15 employees to 100+ employees with revenues growing dramatically from less than $1mm to $100mm+. He was instrumental in securing company recapitalization with PE firm and the ultimate sale to Craneware Corporation.

In consideration for serving as Interim CEO, Mr. Hisey will receive a base salary of $4,000 per month. Cash compensation will be reviewed and adjusted annually, as determined by the Compensation Committee of the Company. In addition to the monthly compensation, Mr. Hisey will be eligible to equity incentive in the form of the following: (i) Restricted Stock Awards (RSAs): The Company shall grant Mr. Hisey a quarterly RSA equal 70,0000 shares of common stock (the “Quarterly RSA”) for each calendar quarter beginning on April 1, 2024 and continuing throughout the term of employment. Payment shall be made in shares of common stock of the Company (“Stock”). To the extent that any portion of the Quarterly RSA is paid in Stock, shares of Stock shall be fully earned and vested upon issuance. The number of shares of Stock to be issued in such case will be determined by dividing that portion of the Quarterly RSA payable in Stock by 85% of the Company’s ten-day Volume Weighted Average Price (“VWAP”) of the Stock, for the ten-day period immediately prior to the date of issuance. This represents a 15% discount to the relevant VWAP, which discount shall at no point be less than $0.10 per share of Stock; (ii) Bonus: In connection with the issuance of any Quarterly RSA (the “RSA Quarterly Issuance”), the Company shall pay a bonus to Mr. Hisey in an amount equal to the estimated tax owed by Mr. Hisey in connection to the RSA Quarterly Issuance (including a grossed-up amount to reflect the tax impact of such bonus). Such bonus shall be payable within ten days of the issuance; (iii) Upon a Change in Control of the Company, defined as the sale of at least 50% of the shares of the Company, any non-vested ISOs and/or RSAs shall immediately vest. At Company’s discretion, Mr. Hisey may also receive special bonus awards for reaching mutually agreed upon fundraising and up-listing milestones.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of March 31, 2024. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.               We did not maintain appropriate cash controls – As of March 31, 2024, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.               We did not implement appropriate information technology controls – As at March 31, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended March 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Natalija Tunevic	65	Secretary
Ivan Lunegov	39	President & Director
Vitalis Racius	42	Treasurer, Director, Chief Financial Officer
William Hisey	63	Chief Executive Officer

William Hisey, Chief Executive Officer

Mr. Hisey is a veteran business executive, having held senior positions in business operations and finance, including private equity and corporate finance. His experiences run the spectrum from initial start-ups to Fortune 100 Companies. Mr. Hisey began his career at Ernst & Young before moving on to multiple financial roles at Pitney Bowes for the next decade. After several years as VP Business Development at IVAX Pharmaceuticals, he served as CFO of the boutique venture capital firm Snowmark Capital for several years. Mr. Hisey then transitioned to the entrepreneurial side of business by founding RxStrategies, a 340b pharmaceutical services startup, focusing on developing the business model, raising capital, and directing the ramp up of company infrastructure and front of the house activities. Subsequently, he served various roles at Sentry Data Systems, including CFO and VP-Business Development. Mr. Hisey has spent the last 13 years consulting with new business startups and providing fractional CFO services, primarily through Wired4Health.

From 2011 to present, Mr. Hisey has provided CFO and private equity services to a variety of companies, while also serving as the CFO for Wied4Health. These activities include financial structuring, business modeling, strategic planning, capital raises and due diligence/process improvement projects. From January 2005 to August 2010, Mr. Hisey held various roles with Sentry Data Systems, a healthcare solutions technology company, a PBM focused company. These roles included CFO and VP – Business Development. During his tenure, the company grew from 15 employees to 100+ employees with revenues growing dramatically from less than $1mm to $100mm+. He was instrumental in securing company recapitalization with PE firm and the ultimate sale to Craneware Corporation.

Natalija Tunevic, Secretary

From November 6, 2017 to November 9, 2022, Natalija Tunevic has acted as our President, Treasurer, Secretary and Director. From 2006 to 2016, Ms. Tunevic was developing her experience in cooking industry and organizing masterclasses while also being a Senior Social Worker of Republic of Lithuania. Natalija Tunevic continues to hold the position of Secretary of the Company.

Ivan Lunegov, President and Director

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

Vitalis Racius, Treasurer, Director, Principal Financial and Accounting Officer

Vitalis Racius serves on our Board of Directors and as an executive officer. Mr. Racius has more than 5 years of entrepreneurial experience. Mr. Racius has been engaged in the management several private companies. Mr. Racius holds an economic degree from the Kazimieras Simonavicius University. We believe that Mr. Racius is qualified to serve on our Board of Directors due to his considerable business management background.

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

Mr. Lantz is an accomplished technology and operational entrepreneur who excels for over 20 years at all stages of business operations, developing and executing growth strategies, including start-up, growth, turn-around, and successful exit—to both strategic and financial buyers. Mr. Lantz served as the acting President & COO of Caresyntax Corporation sine 2019 to present, a Venture-backed, multi-national healthcare technology company focused on transforming perioperative care through echnology. From 2014 to 2019, Mr. Lantz served as the acting COO and CIO of Sentry Data Systems, a Craneware Company a Healthcare technology company providing software, analytics, consulting services and real-world data/evidence related to pharmaceutical procurement, utilization and compliance to over 600 US hospitals, 7000 retail pharmacies, and domestic/international life sciences companies.

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

On January 17, 2024, the Avant Technologies Inc. entered into an Employment Agreement (the "Agreement") with Jared Pelski, and appoint Mr. Pelski to serves a Vice President – Business Development of the Company. Jared Pelski is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Jared Pelski will undertake the responsibilities of Vice President of Business Development, without concurrent membership on the board.

On January 26, 2024, the Avant Technologies Inc. entered into an Employment Agreement (the "Agreement") with Angela Harris and appointed Mrs. Harris to assume the role of Chief Operating Officer (the “COO”) for the Company. Angela Harris is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Angela Harris undertook the responsibilities of COO, starting February 1, 2024 (the “Start Date”) without concurrent membership on the board but as a member of the Senior Management Team.

Effective April 24, 2024, Mr. Lantz resigned as CEO and Director of the Company. Mr. Lantz resigned without any conflicts with the Company's Board of Directors.

Effective April 24, 2024, Angela Harris resigned as Chief Operating Officer (“COO”) of the Company. Ms. Harris`s resignation was not the result of any disagreements with the Company’s Board of Directors.

Effective April 24, 2024, Jared Pelski resigned as Vice President - Business Development of the Company. Mr. Pelski`s resignation was not the result of any disagreements with the Company’s Board of Directors.

On April 24, 2024, Avant Technologies Inc. and William Hisey entered into an Employment Agreement pursuant to which Mr. Hisey was retained as Interim Chief Executive Officer (“CEO”). William Hisey is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Mr. Hisey undertook the responsibilities of Interim CEO, starting April 25, 2024, without concurrent membership on the board but as a member of the Senior Management Team.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

-	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

-	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

-	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

-	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

-	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Effective April 24, 2024, Mr. Lantz resigned his positions as CEO and Director of the Company. Mr. Lantz vacated without any conflicts with the Company's Board of Directors.

Effective April 24, 2024, Angela Harris resigned her position as Chief Operating Officer (“COO”) of the Company. Ms. Harris`s resignation was not the result of any disagreements with the Company’s Board of Directors.

Effective April 24, 2024, Jared Pelski resigned his position as Vice President – Business Development of the Company. Mr. Pelski`s resignation was not the result of any disagreements with the Company’s Board of Directors.

Effective April 24, 2024, the Company’s Board of Directors terminated the Employment Agreement with Timothy Lantz dated November 3, 2023; Employment Agreement with Jared Pelski dated January 17, 2024; and the Employment Agreement with Angela Harris dated January 26, 2024. The Employment Agreements with Mr. Lantz, Mr. Pelski, and Ms. Harris were canceled by mutual consent.

On April 24, 2024, the Company and William Hisey entered into an Employment Agreement pursuant to which Mr. Hisey was retained as Interim Chief Executive Officer (“CEO”). William Hisey is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Mr. Hisey will undertake the responsibilities of Interim CEO, starting April 25, 2024, without concurrent membership on the board but as a member of the Senior Management Team.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock. Such officers, directors, and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC. As the Company does not file reports pursuant to Section 12 of the Exchange Act, this section is not applicable to the Company.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended March 31, 2024 and 2023:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Natalija Tunevic Secretary	March 31, 2024	39,667	-0-	-0-	-0-	-0-	-0-	-0-	39,667
	March 31, 2023	66,000	-0-	-0-	-0-	-0-	-0-	-0-	66,000

Mikhail Bukshpan Former Director and Treasurer	March 31, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 31, 2023	13,500	-0-	-0-	-0-	-0-	-0-	-0-	13,500

Ivan Lunegov President and Director	March 31, 2024	253,333	-0-	-0-	-0-	-0-	-0-	-0-	253,333
	March 31, 2023	45,000	-0-	-0-	-0-	-0-	-0-	-0-	45,000

Vitalis Racius Treasurer, Director, Chief Financial and Accounting Officer	March 31, 2024	102,667	-0-	-0-	-0-	-0-	-0-	-0-	102,667
	March 31, 2023	40,500	-0-	-0-	-0-	-0-	-0-	-0-	40,500

Paul Averill, Former Chief Operating Officer	March 31, 2024	250,000	-0-	-0-	-0-	-0-	-0-	-0-	250,000
	March 31, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Percy Kwong, Former Technology Advisor	March 31, 2024	550,000	-0-	-0-	-0-	-0-	-0-	-0-	550,000
	March 31, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

As of March 31, 2024, no new warrants were awarded to the executives

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of July 1, 2024, concerning the number of shares of common stock beneficially owned by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Mikhail Bukshpan	8,597,832	7.34%
Common Stock	GBT Tokenize Corp	16,000,000	13.67%**)
Common Stock	ONE LIFE BEST LIFE LLC	6,224,660	5.32%
Common Stock	REDWERK IT DEVELOPMENT LTD	6,224,660	5.32%
Common Stock	Sergii Cherniienko	6,120,737	5.23%
Common Stock	VIP SUNSHINE LLC	6,224,660	5.32%
Preferred Stock	Natalija Tunevic	6,000,000	60%*)
Preferred Stock	Vitalis Racius	4,000,000	40%*)
Preferred Stock Series A	Treasure Drive, LTD	3,050	4.99%***)

The percent of class is based on 117,017,906 shares of common stock, 10,000,000 of preferred stock and 3,050 of series A preferred stock issued and outstanding as of the date of this annual report

*) Voting right 5 to 1.

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

During the year ended March 31, 2024, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of March 31, 2024, our directors and officers had loaned $406,777 to the Company to provide working capital for its business operations.

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

On January 17, 2024, the Company entered into an Employment Agreement (the "Agreement") with Jared Pelski, and appoint Mr. Pelski to serves a Vice President – Business Development of the Company. Jared Pelski is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Jared Pelski will undertake the responsibilities of Vice President of Business Development, without concurrent membership on the board.

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

On April 24, 2024, the Company and William Hisey entered into an Employment Agreement pursuant to which Mr. Hisey was retained as Interim Chief Executive Officer (“CEO”). William Hisey is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Mr. Hisey will undertake the responsibilities of Interim CEO, starting April 25, 2024, without concurrent membership on the board but as a member of the Senior Management Team.

Procedures for Approval of Related Party Transactions

Our Board of Directors is in charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company has no outside directors as of March 31, 2024.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2024, we incurred approximately $19,900 in fees to our principal independent accountants for professional services rendered in connection with the audit of our March 31, 2023 financial statements and for the reviews of our financial statements for the quarters ended June 30, 2023, September 30, 2023 and December 31, 2023.

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

Dated: July 3, 2024	AVANT TECHNOLOGIES INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Financial Officer, Director & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	July 3, 2024
Natalija Tunevic

/s/ Ivan Lunegov	President & Director	July 3, 2024
Ivan Lunegov

/s/ Vitalis Racius	Chief Financial Officer, Director & Treasurer	July 3, 2024
Vitalis Racius

/s/ William Hisey	Chief Executive Officer,	July 3, 2024
William Hisey