Form 10-Q
period 2024-06-30
AVANT TECHNOLOGIES INC.
filed 2024-08-19
CIK 1740797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Yes [  ]        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 121,902,442 common shares issued and outstanding as of August 19, 2024.

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

AVANT TECHNOLOGIES, INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Balance Sheets

	June 30, 2024 (Unaudited)	March 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$444	$281
Prepaid Expenses	58,036	115,685
Prepaid Rent	-	116
Total Current Assets	58,480	116,082

Fixed Assets
Accumulated Depreciation	(1,500)	(1,500)
Furniture and Equipment (note 4)	1,500	1,500
Total Fixed Assets	-	-

Intangible Assets, Net (note 5)	186,414	205,932
TOTAL ASSETS	$244,894	$322,014

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$1,520,661	$1,081,803
Loan from Related Parties (note 6)	634,892	406,777
Convertible Notes Payable (note 7)	75,000	201,000
Notes payable - Related Party	99,000	99,000
Total Current Liabilities	2,329,553	1,788,580
Total Liabilities	2,329,553	1,788,580

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 10,000,000 and 10,000,000 common shares issued and outstanding respectively	10,000	10,000
Preferred stock Series A, $0.001 par value, 5,000 shares authorized; 3,050 and 3,050 shares issued and outstanding, respectively	15,250	15,250
Common stock, $0.001 par value, 500,000,000 shares authorized; 117,017,906 and 117,167,906 common shares issued and outstanding respectively	117,018	117,168
Additional Paid in Capital	1,278,311	1,367,411
Accumulated Deficit	(3,505,238)	(2,976,395)
Total Stockholders’ Equity (Deficit)	(2,084,659)	(1,466,566)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$244,894	$322,014

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES, INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Statements of Operations

Three months ended June 30, 2024 and 2023 (Unaudited)

	Three months ended June 30, 2024	Three months ended June 30, 2023

REVENUE	$-	$-

OPERATING EXPENSES
Amortization and Depreciation Expense	19,517	9,101
Consulting Services	176,739	-
General and Administrative Expenses	254,674	361,493
Marketing Expenses	36,100	-
Professional Fees	24,530	40,595
Rent Expenses	235	333
Website Expenses	5,499	-
TOTAL OPERATING EXPENSES	517,294	411,522

OTHER INCOME (EXPENSES)	(11,549)	-

NET INCOME (LOSS) FROM OPERATIONS	$(528,843)	$(411,522)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(528,843)	$(411,522)

COMPREHENSIVE INCOME (LOSS)	$(528,843)	$(411,522)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	115,827,600	57,646,668

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES, INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Statement of Stockholders’ Equity (Deficit)

Three months ended June 30, 2024 and 2023 (Unaudited)

	Common Stock		Preferred Stock		Preferred Stock Series A		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, March 31, 2023	38,503,811	$ 38,504	5,000,000	$ 3,950	-	$-	$172,207	$(847,920)	$(633,259)
Common Shares issued for acquisition	26,000,000	26,000	-	-	-	-	-	-	26,000
Preferred Shares Series A issued for acquisition	-	-	-	-	5,000	25,000	-	-	25,000
Preferred Shares adjustment	-	-	-	1,050	-	-	(1,050)	-	-
Net income (loss) for the three-months period	-	-	-	-	-	-	-	(411,522)	(411,522)
Balance, June 30, 2023	64,503,811	$ 64,504	5,000,000	$ 5,000	5,000	$25,000	$171,157	$(1,259,442)	$(993,781)

Balance, March 31, 2024	117,167,906	$ 117,168	10,000,000	$10,000	3,050	$15,250	$1,367,411	$(2,976,395)	$(1,466,566)

Cancellation of Common Shares	(150,000)	(150)	-	-	-	-	(89,100)	-	(89,250)
Net loss for the three-months period	-	-	-	-	-	-	-	(528,843)	(528,843)
Balance, June 30, 2024	117,017,906	$ 117,018	10,000,000	$10,000	3,050	$15,250	$1,278,311	$(3,505,238)	$(2,084,659)

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES, INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

Consolidated Statements of Cash Flows

Three months ended June 30, 2024 and 2023 (Unaudited)

	Three months ended June 30, 2024	Three months ended June 30, 2023
OPERATING ACTIVITIES
Net Income	$(528,843)	$(411,522)
Foreign currency translation adjustment	-	-
Adjustments to reconcile Net Income
to net cash used in operations:
Amortization and Depreciation	19,517	9,101
Accounts Payable	438,859	342,709
Prepaid Expenses	57,765	(14)
Net cash used in Operating Activities	(12,702)	(59,726)

INVESTING ACTIVITIES
Intangible Assets Acquisition	$-	$(149,000)
Net cash provided by Investing Activities	-	(149,000)

FINANCING ACTIVITIES
Additional paid in capital	$(89,100)	$-
Capital Stock	(150)	26,000
Convertible Notes Payable	(126,000)	125,100
Loan from Related Parties	228,115	50,772
Series A Preferred Stock	-	25,000
Net cash provided by Financing Activities	12,865	101,772

Net cash increase (decrease) for period	$163	$(106,954)
Cash at beginning of period	$281	$107,472
Cash at end of period	$444	$518

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES, INC.

(f/k/a TREND INNOVATIONS HOLDING INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had recurring losses as of June 30, 2024 and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by Avant Technologies, Inc. (formerly Trend Innovations Holding Inc.) in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2024 and for the related periods presented.

The results for the three months ended June 30, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $444 of cash as of June 30, 2024.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company had $58,036 in prepaid expenses as of June 30, 2024 (March 31, 2024 – $115,685). Prepaid expenses consist of prepaid services.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through June 30, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months ended June 30, 2024 and 2024, there were no difference between our net loss and comprehensive loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – FIXED ASSETS

As of June 30, 2024, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $1,500 as of June 30, 2024.

Note 5 – INTANGIBLE ASSETS

As of June 30, 2024, the total amount of website development was $8,361. Depreciation expense of website development was $8,361 as of June 30, 2024.

As of June 30, 2024, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Depreciation expense of application development was $97,400 as of June 30, 2024.

In December 2019 and March 2020, the Company purchased an RSS Database. As of June 30, 2024, the total amount of RSS Database was $149,000. Amortization expense of RSS Database was $113,750 as of June 30, 2024.

In April 2023, the Company acquired Avant! AI™ and Instant FAME™ technologies. As of June 30, 2024, the total amount of the acquired assets was $124,000 and $25,000, respectively. Depreciation expense of Avant! AI™ was $14,467 as of June 30, 2024. Amortization expense of Instant FAME™ was $2,917 as of June 30, 2024.

The Company had the following intangible assets as of June 30, 2024 and March 31, 2024:

	As of June 30, 2024	As of March 31, 2024

Avant! AI™	$124,000	$124,000
Chatbot Developments	4,060	4,060
Instant FAME™	25,000	25,000
Mobile Application Development Costs	126,850	126,850
RSS Database	149,000	149,000
Website Development	8,361	8,361
Amortization expense	(250,857)	(231,339)

Total Intangible Assets, Net	$186,414	$205,932

Note 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2024, our secretary, Natalija Tunevic, has loaned to the Company $114,328. This loan is unsecured, non-interest bearing and due on demand.

As of June 30, 2024, our director, Vitalis Racius, has loaned to the Company $56,634, of which $112,634 was advanced to the Company and $56,100 was repaid. This loan is unsecured, non-interest bearing and due on demand.

As of June 30, 2024, our shareholder, Marieta Seiranova, has loaned to the Company $205,778, of which $305,778 was advanced to the Company and $100,000 was repaid. This loan is unsecured, non-interest bearing and due on demand.

As of June 30, 2024, our shareholder, Mehrabian Investments LLC, has loaned to the Company $30,000. This loan is unsecured, non-interest bearing and due on demand.

As of June 30, 2024, our shareholder, IGOR 1 CORP, has loaned to the Company $103,562. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of June 30, 2024. The advances are interest-free and due on demand.

As of June 30, 2024, the Company has an outstanding debt to our former Treasurer, COO and Director, Mikhail Bukshpan. The amount of such debt is $99,000.

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

The Company shall have the right to prepay the DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the DL Convertible Note. The outstanding principal amount of the DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued. Following the 180th day, DL may convert the DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Convertible Note), the DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Convertible Note. …

In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. On September 26, 2023 the Company paid off the DL Convertible Note, in cash for $136,393.

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of June 30, 2024.

On November 21, 2023, the Company issued 3,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On December 1, 2023, the Company issued 2,000,000 shares of preferred stock as bonuses to officers of the Company.

There were 10,000,000 shares of preferred stock issued and outstanding as of June 30, 2024.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of June 30, 2024.

In April 2023, the Company issued 5,000 shares of preferred stock series A for InstantFAME™ acquisition.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

There were 3,050 shares of preferred stock series A issued and outstanding as of June 30, 2024.

Common Stock

The Company has 500,000,000, $0.001 par value shares of common stock as of June 30, 2024.

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

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

During the year ended March 31, 2024, the Company issued 8,477,324 common shares for cancelation of $604,318 payroll debt and 2,050,000 common shares as bonuses to officers of the Company.

On March 22, 2024, the Company issued 150,000 common shares for consulting services that were cancelled on May 29, 2024.

There were 117,017,906 shares of common stock issued and outstanding as of June 30, 2024.

Warrants

No warrants were issued or outstanding as of June 30, 2024.

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

On April 27, 2023, the Company and Paul Averill entered into an Employment Agreement pursuant to which Mr. Averill was retained as Chief Operating Officer (“COO”). In consideration for serving as COO, Mr. Averill will receive an annual base salary of $600,000 payable in shares of common stock of the Company (the “COO Shares”), which shall be increased to $1,200,000 upon the Company up-listing to a national exchange. The COO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of COO Shares to be issued on a quarterly basis shall be determined by dividing $150,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. Mr. Averill shall be paid a one-time $150,000 cash payment no later than thirty (30) days after the Company raises sufficient equity financing or other working capital. Mr. Averill is an accomplished technology and operational entrepreneur who excels at developing and executing growth strategies for venture and private equity-backed companies. …

He has extensive experience in building and managing high performance teams that tackle market challenges in creative and innovative ways. From August 2022 to present, Mr. Averill served as the acting CEO of Wired4Tech, Inc., an information technology services and software development company providing a range of technology services including application development, public/private cloud development, outsourcing, performance testing and tuning. Parallel to Wired4Tech, Inc Mr. Averill is acting President and COO of SOS Technologies, LLC, a crisis notification and response-time mitigation, threat surveillance and workplace safety platform. From 2011 to 2022, Mr. Averill was the founder of Wired4Health Inc., a full-service healthcare technology services company focused on data integration, any-to-any data transformation, technology risk assessment, due diligence, data-driven customer product implementations and software development. Wired4Health has implemented data-driven applications for over 3,000+ healthcare organizations and maintains in excess of 25,000 data feeds supporting 123 million unique patients.

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

On July 24, 2023, the Company and Danny Rittman entered into an Employment Agreement pursuant to which Mr. Rittman was retained as consultant filling in the task as a Chief Information Security Officer (“CISO”), though not an officer of the Company. In consideration for serving as CISO, Mr. Rittman will receive an annual base salary of $300,000 payable in shares of common stock of the Company (the “CISO Shares”), which shall be increased to $600,000 upon the Company up-listing to a national exchange. The CISO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of CISO Shares to be issued on a quarterly basis shall be determined by dividing $75,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. Mr. Rittman shall be paid a one-time $50,000 cash payment no later than thirty (30) days after the Company raises sufficient equity financing or other working capital.

Dr. Rittman is a veteran software architect and integrated circuit technology expert with over 20 years of experience in the technology sector. From 2014 through the present, Dr. Rittman served as the Chief Technology Officer and as a director of GBT Technologies, Inc. (OTC: GTCH) (“GBT”), leading its technological direction and managing teams of mobile software developers. From 2012, through 2014, Dr. Rittman served as a Senior Integrated Circuit Consultant for Qualcomm / Max Linear, managing teams of integrated circuit designers within the mobile technology arena. From 2005 through 2010, Dr. Rittman served as the Founder and Chief Technology Officer of Micrologic Design Automation, leading the company’s technological direction, including architecture, design and development of EDA software tools. From 2002 through 2007, Dr. Rittman served as an Integrated Circuit CAD / Software Senior Consultant for IBM, managing integrated circuit back-end projects and leading back-end CAD and QA software tool development and.

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

On December 1, 2023, the Company authorized the allocation of (i) 1,000,000 shares of Preferred Stock, featuring a 1:5 voting right, to Vitalis Racius as bonuses in recognition of his outstanding performance from June 27, 2023 till November 3, 2023, concurrently assuming dual key executive roles as Chief Executive Officer and Chief Financial Officer; (ii) 2,000,000 shares of Common Stock to Ivan Lunegov, the current President and Director of the Corporation, as bonuses of appreciation for his exceptional contributions over the last two years of his employment; (iii) 1,000,000 shares of Preferred Stock, featuring a 1:5 voting right, to Natalija Tunevic, the Secretary of the Corporation, as bonuses for her years of dedicated service.

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

On January 17, 2024, the Avant Technologies, Inc. entered into an Employment Agreement (the "Agreement") with Jared Pelski, and appoint Mr. Pelski to serves a Vice President – Business Development of the Company. Jared Pelski is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Jared Pelski will undertake the responsibilities of Vice President of Business Development, without concurrent membership on the board.

On January 26, 2024, the Avant Technologies, Inc. entered into an Employment Agreement (the "Agreement") with Angela Harris and appointed Mrs. Harris to assume the role of Chief Operating Officer (the “COO”) for the Company. Angela Harris is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Angela Harris will undertake the responsibilities of COO, starting February 1, 2024 (the “Start Date”) without concurrent membership on the board but as a member of the Senior Management Team.

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

As previously disclosed, on April 5, 2024, Avant Technologies, Inc. (the “Company” or “AVAI”), entered into an Asset Purchase Agreement (“APA”) with Wired4Health, Inc. (“Seller” or “W4H”), pertaining to certain technology assets, providing full-stack software development, database management, data integration, project management and cloud services resources. The assets being acquired include an agreement and amendments between W4H and Sentry Data Systems/Craneware, an agreement between W4H and Respec, Inc., agreements between W4H and all of its employees and contractors assigned to Sentry Data Systems/Craneware and Respec, Inc. customer accounts, Website and Internet Domain Name, Wired4Health.com and all of its content (the “Website“), and any other rights associated with the Website, including, without limitation, any intellectual property rights, all related domains, logos, customer lists and agreements, email lists, passwords, usernames and trade names, and all of the related social media accounts, if any, and any other associated rights, etc. (the “Assets”).

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

On May 29, 2024, Avant Technologies, Inc. cancelled the issuance of 150,000 shares of Common Stock to PCG Advisory, Inc. and voided the Services Agreement dated March 22, 2024, with PCG Advisory, Inc.

On June 3, 2024, the Company entered into a binding letter of intent (the “Letter of Intent”) with Flow Wave, LLC, a company formed in Florida (“FW”) which has developed supercomputer servers (“Assets”) pursuant to which the Company will acquire up to 50 fully developed supercomputer servers (the “Transaction”). Consummation of the Transaction shall be subject to the execution of a mutually satisfactory definitive agreement by the Company and FW (the “Definitive Agreement”) as well as standard corporate governance measures. Pursuant to the Letter of Intent, the Company is to acquire the Assets. The Company will be obligated to issue FW promissory note in the principal amount of $50 million payable by the Company to FW in six even monthly payments, bearing interest of five percent (5%) per annum accrued monthly (0.42% per month on the outstanding principal balance) with the payments commencing upon the Company successfully completing a minimum raise of $20,000,000. The Company will have six (6) months to make full cash payment (plus interest) to FW, post capital raise. In the event the Company fails to make full cash payment to FW within six months following the capital raise, the Definitive Agreement will be rendered null and void and the Company will return title and server equipment to FW in exchange for all historical payments made by the Company to FW. On June 5, 2024, the Company issued a press release announcing the Letter of Intent between FW and the Company.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to June 30, 2024, through the date these financial statements were issued, and has determined that the followings represents material subsequent events to disclose in these financial statements:

Effective July 10, 2024, Mr. Hisey, the current interim CEO of the Company, was reappointed as Chief Financial Officer (the “CFO”). Mr. Racius, the current CFO, Director, and Treasurer, was reappointed as the Company's Chief Operating Officer (the “COO”) while continuing his roles as Director and Treasurer. Mr. Racius remains a member of the Board of Directors, whereas Mr. Hisey although not board members, is part of the Senior Management Team.

On July 10, 2024 (the “Effective Date”), the Company and Kenneth L. Waggoner entered into an Executive Compensation Agreement (the “Agreement”) pursuant to which Mr. Waggoner was retained as Chief Executive Officer (“CEO”). Kenneth L. Waggoner is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Mr. Waggoner will undertake the responsibilities of CEO, started July 10, 2024, without concurrent membership on the board but as a member of the Senior Management Team.

In consideration for serving as CEO, Mr. Waggoner will receive a base salary of $720,000 annually (the “Base Salary”), payable in shares of common stock of the Company (“Shares”). The base salary shall be increased, retroactively, to the Effective Date to $1,440,000 upon the Shares being listed on a national stock exchange. The CEO`s base salary in effect, from time to time, exclusive of any other compensation under the Agreement. The Base Salary shall commence upon the Effective Date. The number of Shares shall be paid on a quarterly basis at the beginning of each quarter (“Payment Date”), prorated for partial quarters that will be determined by dividing $180,000 (which is the CEO`s Base Salary for 3 months) by the Company’s 20-day Volume Weighted Average Price per Share immediately prior to the relevant Payment Date. If, in the reasonable judgement of the Board, the Executive raises sufficient equity financing or other working capital, the Executive shall be entitled to an additional bonus consisting of 10% of the net amount of equity financing or other working capital. This additional bonus shall be payable to the Executive within 30 days of such financing or infusion of capital.

On July 17, 2024 (the “Effective Date”), the Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments, LLC (“GHS”), pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of $20,000,000, subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of 24 months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”).

The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of the shares of Common Stock contained in a Put will be 80% of the lowest traded price of the Company’s Common Stock during the ten consecutive trading days preceding the receipt by GHS of the applicable Put notice. Following an up-list to the NASDAQ or an equivalent national exchange by the Company - if at all, the Purchase price shall mean ninety percent (90%) of the lowest volume weighted average price during the Pricing Period, subject to a floor of $0.50 per share, below which the Company shall not deliver a Put. Such sales of Common Stock by the Company, if any, may occur from time to time, at the Company’s option, during the Contract Period. Subject to the satisfaction of certain conditions set forth in the Equity Financing Agreement, on each Put the Company will deliver an amount of Shares equaling 100% of the dollar amount of each Put. No Put will be made in an amount equaling less than $10,000 or greater than $500,000. Puts are further limited to GHS owning no more than 4.99% of the outstanding stock of the Company at any given time. The Equity Financing Agreement and the Registration Rights Agreement contain customary representations, obligations, rights, warranties, agreements and conditions of the parties. The Equity Financing Agreement terminates upon any of the following events: when GHS has purchased an aggregate of $20,000,000 in the Common Stock of the Company pursuant to the Equity Financing Agreement; on the date that is 24 calendar months from the date the Equity Financing Agreement was executed.

Actual sales of shares of Common Stock to GHS under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The Registration Rights Agreement provides that the Company shall use its best efforts to file with the SEC a Registration Statement registering the Shares.

On July 25, 2024, the Company issued 1,362,006 and 4,154,994 shares of Common Stock respectively to Vitalis Racius and Ivan Lunegov in exchange of payroll accrued as of March 31, 2024, in compliance with the Amendments to Compensation Agreement dated November 21, 2023, effective as of December 1, 2023.

On July 26, 2024, the Company issued the shares of Common Stock to Kenn Kerr in compliance with the Consulting Agreement dated January 30, 2024, pursuant to which Mr. Kerr earned 140,534 shares of Common Stock for the relevant term as of June 30, 2024.

On August 1, 2024, the Company issued 1,300,000 shares of Preferred Stock, featuring a 1:5 voting right, instead of 1,300,000 shares of Common Stock issued to Vitalis Racius on July 25, 2024.

On August 2, 2024, the Company issued 527,002 shares of Common Stock to Elentina Group LLC in compliance with the Services Agreement dated April 3, 2023, for the consulting service provided as of June 30, 2024.

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

In this Quarterly report, references to “AVANT” “AVAI” “TREND”, “TREN”, or “the Company,” or “we,” or “us,” and “our” refer to AVANT TECHNOLOGIES, INC. (f/k/a TREND INNOVATIONS HOLDING INC.). Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

This section of the report should be read together with Footnotes of the Company audited financials for the year ended March 31, 2024, the unaudited statements of operations for the three months ended June 30, 2024 and 2023 are compared in the sections below.

Business Description

Overview

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

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to September 30, 2023 the Company acquired additional 50,000 processed sources. As of June 30, 2024, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

Equity Financing Agreement

On July 17, 2024 (the “Effective Date”), the Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments, LLC (“GHS”), pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of $20,000,000, subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of 24 months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”).

The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of the shares of Common Stock contained in a Put will be 80% of the lowest traded price of the Company’s Common Stock during the ten consecutive trading days preceding the receipt by GHS of the applicable Put notice. Following an up-list to the NASDAQ or an equivalent national exchange by the Company - if at all, the Purchase price shall mean ninety percent (90%) of the lowest volume weighted average price during the Pricing Period, subject to a floor of $0.50 per share, below which the Company shall not deliver a Put. Such sales of Common Stock by the Company, if any, may occur from time to time, at the Company’s option, during the Contract Period. Subject to the satisfaction of certain conditions set forth in the Equity Financing Agreement, on each Put the Company will deliver an amount of Shares equaling 100% of the dollar amount of each Put. No Put will be made in an amount equaling less than $10,000 or greater than $500,000. Puts are further limited to GHS owning no more than 4.99% of the outstanding stock of the Company at any given time. The Equity Financing Agreement and the Registration Rights Agreement contain customary representations, obligations, rights, warranties, agreements and conditions of the parties. The Equity Financing Agreement terminates upon any of the following events: when GHS has purchased an aggregate of $20,000,000 in the Common Stock of the Company pursuant to the Equity Financing Agreement; on the date that is 24 calendar months from the date the Equity Financing Agreement was executed.

Actual sales of shares of Common Stock to GHS under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The Registration Rights Agreement provides that the Company shall use its best efforts to file with the SEC a Registration Statement registering the Shares.

Employees Identification of Certain Significant Employees.

The Company’s Board Members include: Natalija Tunevic, Secretary; Ivan Lunegov, President & Director; Vitalis Racius, COO, Director & Treasurer. Independent Contractors which are not directors and members of the Board: Kenneth L. Waggoner, CEO William Hisey, CFO.

Offices

The Company rents a virtual office at c/o Eastbiz.com, Inc 5348 Vegas Drive, Las Vegas, NV 89108.

Results of operations

Results of Operations for the three months ended June 30, 2024 and 2023:

Revenue

For the three months ended June 30, 2024 and 2023 the Company did not generate any revenue.

Operating expenses

Total operating expenses for the three months ended June 30, 2024 and 2023 were $517,294 and $411,522. The operating expenses for the three months ended June 30, 2024 included $19,517 in amortization and depreciation expenses; $176,739 in consulting services; $254,674 in general and administrative expenses; $36,100 in marketing expenses; $24,530 in professional fees; $235 in rent expense and $5,499 in website expenses. The operating expenses for the three months ended June 30, 2023 included $9,101 in amortization and depreciation expenses; $361,493 in general and administrative expenses; $40,595 in professional fees; $333 in rent expense. Expenses increased for the three months ended June 30, 2024 compared the three months ended June 30, 2023 primarily due to expenses incurred for consulting services.

The total other expenses for the three months ended June 30, 2024 and 2023 were $11,549 and $0, respectively.

Net Loss/Income

The net loss for the three months ended June 30, 2024 and 2023 was $528,843 and $411,522 accordingly.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, our total assets were $244,894 comprised of $58,480 in current assets; $186,414 in intangible assets and our total liabilities were $2,329,553.

Stockholders’ deficit increased from $1,466,566 as of March 31, 2024 to $2,084,659 as of June 30, 2024.

CASH FLOWS FROM OPERATING ACTIVITIES

As of June 30, 2024, the Company used ($12,702) of cash flows in operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

As of June 30, 2024, the Company did not generate cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

As of June 30, 2024, the Company generated $12,865 of cash flows in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $528,843 for the three months ended June 30, 2024 and net loss of $2,128,475 for the year ended March 31, 2024. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $2,084,659 and an accumulated deficit of $3,505,238 at June 30, 2024.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three-month period ended June 30, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued and outstanding during the three-month period ended June 30, 2024.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 19, 2024	AVANT TECHNOLOGIES, INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Operating Officer, Director & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	August 19, 2024
Natalija Tunevic

/s/ Ivan Lunegov	President & Director	August 19, 2024
Ivan Lunegov

/s/ Vitalis Racius	Chief Operating Officer, Director & Treasurer	August 19, 2024
Vitalis Racius

/s/ William Hisey	Chief Financial Officer	August 19, 2024
William Hisey

/s/ Kenneth L. Waggoner	Chief Executive Officer	August 19, 2024
Kenneth L. Waggoner