Form 10-Q/A
period 2024-06-30
AVANT TECHNOLOGIES INC.
filed 2024-09-03
CIK 1740797

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

Yes [  ]        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 121,902,442 common shares issued and outstanding as of September 3, 2024.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Avant Technologies, Inc. (the “Company,” “we,” and “our”) for the quarter ended June 30, 2024, which was originally filed with the Securities and Exchange Commission on August 19, 2024 (the “Original Filing”).

The Company is filing this Amendment, form 10-Q/A solely for the purpose of correcting an unintentional error and including the Exhibit 31.2 - Certification of the Chief Executive Officer.

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

Dated: September 3, 2024	AVANT TECHNOLOGIES, INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Operating Officer, Director & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	September 3, 2024
Natalija Tunevic

/s/ Ivan Lunegov	President & Director	September 3, 2024
Ivan Lunegov

/s/ Vitalis Racius	Chief Operating Officer, Director & Treasurer	September 3, 2024
Vitalis Racius

/s/ William Hisey	Chief Financial Officer	September 3, 2024
William Hisey

/s/ Kenneth L. Waggoner	Chief Executive Officer	September 3, 2024
Kenneth L. Waggoner