Form 10-Q
period 2024-09-30
AVANT TECHNOLOGIES INC.
filed 2024-11-12
CIK 1740797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-225433

AVANT TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	7370	38-4053064
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification No.)

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

Yes [  ]        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 131,872,442 common shares issued and outstanding as of November 12, 2024.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

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

AVANT TECHNOLOGIES INC.

Consolidated Balance Sheets

	September 30, 2024 (Unaudited)	March 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$1,772	$281
Prepaid Expenses	12,364	115,685
Prepaid Rent	-	116
Total Current Assets	14,136	116,082

Fixed Assets
Accumulated Depreciation	(1,500)	(1,500)
Furniture and Equipment (note 4)	1,500	1,500
Total Fixed Assets	-	-

Intangible Assets, Net (note 5)	166,897	205,932
TOTAL ASSETS	$181,033	$322,014

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$1,252,463	$1,081,803
Loan from Related Parties (note 6)	667,036	406,777
Convertible Notes Payable (note 7)	75,000	201,000
Notes payable - Related Party	-	99,000
Total Current Liabilities	1,994,499	1,788,580
Total Liabilities	1,994,499	1,788,580

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 11,300,000 and 10,000,000 common shares issued and outstanding respectively	11,300	10,000
Preferred stock Series A, $0.001 par value, 5,000 shares authorized; 3,050 and 3,050 shares issued and outstanding, respectively	15,250	15,250
Common stock, $0.001 par value, 500,000,000 shares authorized; 131,872,442 and 117,167,906 common shares issued and outstanding respectively	131,873	117,168
Additional Paid in Capital	2,156,395	1,367,411
Accumulated Deficit	(4,128,284)	(2,976,395)
Total Stockholders’ Equity (Deficit)	(1,813,466)	(1,466,566)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$181,033	$322,014

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

Consolidated Statements of Operations

Three and six months ended September 30, 2024 and 2023 (Unaudited)

	Three months ended September 30, 2024	Three months ended September 30, 2023	Six months ended September 30, 2024	Six months ended September 30, 2023

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Amortization and Depreciation Expense	19,517	10,317	39,035	19,418
Consulting Services	135,000	-	311,739	-
General and Administrative Expenses	422,836	371,969	677,509	733,461
Marketing Expenses	34,825	-	70,925	-
Professional Fees	4,875	5,603	29,405	46,198
Rent Expenses	494	439	729	773
Website Expenses	5,499	-	10,998	-
TOTAL OPERATING EXPENSES	623,046	388,328	1,140,340	799,850

OTHER INCOME (EXPENSES)	-	(11,293)	(11,549)	(11,293)

NET INCOME (LOSS) FROM OPERATIONS	$(623,046)	$(399,621)	$(1,151,889)	$(811,143)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(623,046)	$(399,621)	$(1,151,889)	$(811,143)

COMPREHENSIVE INCOME (LOSS)	$(623,046)	$(399,621)	$(1,151,889)	$(811,143)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	123,604,231	74,267,054	120,376,606	74,267,054

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Three and six months ended September 30, 2024 and 2023 (Unaudited)

	Common Stock		Preferred Stock		Preferred Stock Series A		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, March 31, 2023	38,503,811	$ 38,504	5,000,000	$ 3,950	-	$-	$172,207	$(847,920)	$(633,259)

Common Shares issued for acquisition	26,000,000	26,000	-	-	-	-	-	-	26,000
Preferred Shares Series A issued for acquisition	-	-	-	-	5,000	25,000	-	-	25,000
Preferred Shares adjustment	-	-	-	1,050	-	-	(1,050)	-	-
Net income (loss) for the three months	-	-	-	-	-	-	-	(411,522)	(411,522)
Balance, June 30, 2023	64,503,811	$ 64,504	5,000,000	$ 5,000	5,000	$25,000	$171,157	$(1,259,442)	$(993,781)

Common Shares issued for acquisition	9,763,243	9,763	-	-	-	-	392,337	-	402,100
Net income (loss) for the three months	-	-	-	-	-	-	-	(399,621)	(399,621)
Balance, September 30, 2023	74,267,054	$ 74,267	5,000,000	$ 5,000	5,000	$25,000	$563,494	$(1,659,063)	$(991,302)

Balance, March 31, 2024	117,167,906	$ 117,168	10,000,000	$10,000	3,050	$15,250	$1,367,411	$(2,976,395)	$(1,466,566)

Cancellation of Common Shares	(150,000)	(150)	-	-	-	-	(89,100)	-	(89,250)
Net loss for the for the three months	-	-	-	-	-	-	-	(528,843)	(528,843)
Balance, June 30, 2024	117,017,906	$ 117,018	10,000,000	$10,000	3,050	$15,250	$1,278,311	$(3,505,238)	$(2,084,659)

Conversion of Accounts Payable into Common Shares	16,154,536	16,155	-	-	-	-	878,084	-	894,239
Conversion of Common Shares into Preferred Shares	(1,300,000)	(1,300)	1,300,000	1,300	-	-	-	-	-
Net loss for the for the three months	-	-	-	-	-	-	-	(623,046)	(623,046)
Balance, September 30, 2024	131,872,442	$ 131,873	11,300,000	$11,300	3,050	$15,250	$2,156,395	$(4,128,284)	$(1,813,466)

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

Six months ended September 30, 2024 and 2023 (Unaudited)

	Six months ended September 30, 2024	Six months ended September 30, 2023
OPERATING ACTIVITIES
Net Income (Loss)	$(1,151,889)	$(811,143)
Foreign currency translation adjustment	-	-
Adjustments to reconcile Net Income (Loss)
to net cash used in operations:
Amortization and Depreciation	39,035	19,418
Accounts Payable	170,660	311,609
Prepaid Expenses	103,437	(11)
Net cash used in Operating Activities	(838,757)	(480,127)

INVESTING ACTIVITIES
Intangible Assets Acquisition	$-	$(149,000)
Net cash provided by Investing Activities	-	(149,000)

FINANCING ACTIVITIES
Additional paid in capital	$788,984	$392,337
Capital Stock	14,705	35,763
Preferred Stock	1,300	-
Convertible Notes Payable	(126,000)	(125,100)
Loan from Related Parties	260,259	195,135
Notes Payable	(99,000)	-
Series A Preferred Stock	-	25,000
Net cash provided by Financing Activities	840,248	523,135

Net cash increase (decrease) for period	$1,491	$(105,992)
Cash at beginning of period	$281	$107,472
Cash at end of period	$1,772	$1,480

Supplemental disclosure of non-cash investing and financing activities: Right-of-use assets obtained in exchange for lease obligations	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024

(Unaudited)

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

Until the above acquisitions, the Company's “Thy News” application was one of the Company's key projects. Thy News is a worldwide application used for processing news from multiple sources. Thy News was created for users who value their time but want to keep up with the latest in world news. The app offers the user the opportunity to create their own news feeds solely from those sources that are of interest to them, as well as creating additional news feeds segmented by topic.

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had recurring losses as of September 30, 2024 and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2024 and for the related periods presented.

The results for the six months ended September 30, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $1,772 of cash as of September 30, 2024.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company had $12,364 in prepaid expenses as of September 30, 2024 (March 31, 2024 – $115,685). Prepaid expenses consist of prepaid services.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through September 30, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the six months ended September 30, 2024 and 2024, there were no difference between our net loss and comprehensive loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – FIXED ASSETS

As of September 30, 2024, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $1,500 as of September 30, 2024.

Note 5 – INTANGIBLE ASSETS

As of September 30, 2024, the total amount of website development was $8,361. Accumulated amortization expense of website development was $8,361 as of September 30, 2024.

As of September 30, 2024, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Accumulated amortization expense of application development was $97,400 as of September 30, 2024.

In December 2019 and March 2020, the Company purchased an RSS Database. As of September 30, 2024, the total amount of RSS Database was $149,000. Accumulated amortization expense of RSS Database was $126,750 as of September 30, 2024.

In April 2023, the Company acquired Avant! AI™ and Instant FAME™ technologies. As of September 30, 2024, the total amount of the acquired assets was $124,000 and $25,000, respectively. Accumulated amortization expense of Avant! AI™ was $17,567 as of September 30, 2024. Accumulated amortization expense of Instant FAME™ was $3,542 as of September 30, 2024.

The Company had the following intangible assets as of September 30, 2024 and March 31, 2024:

	As of September 30, 2024	As of March 31, 2024

Avant! AI™	$124,000	$124,000
Chatbot Developments	4,060	4,060
Instant FAME™	25,000	25,000
Mobile Application Development Costs	126,850	126,850
RSS Database	149,000	149,000
Website Development	8,361	8,361
Accumulated Amortization	(270,374)	(231,339)

Total Intangible Assets, Net	$166,897	$205,932

Note 6 – RELATED PARTY TRANSACTIONS

As of September 30, 2024, our secretary, Natalija Tunevic, has loaned to the Company $114,328. This loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2024, our director, Vitalis Racius, has loaned to the Company $69,193, of which $125,293 was advanced to the Company and $56,100 was repaid. This loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2024, our shareholder, Marieta Seiranova, has loaned to the Company $205,778, of which $305,778 was advanced to the Company and $100,000 was repaid. This loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2024, our shareholder, Mehrabian Investments LLC, has loaned to the Company $30,000. This loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2024, our shareholder, IGOR 1 CORP, has loaned to the Company $123,147. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of September 30, 2024. The advances are interest-free and due on demand.

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of September 30, 2024.

On November 21, 2023, the Company issued 3,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On December 1, 2023, the Company issued 2,000,000 shares of preferred stock as bonuses to officers of the Company.

On August 1, 2024, the Company issued 1,300,000 shares of preferred stock in exchange for 1,300,000 shares of common stock.

There were 11,300,000 shares of preferred stock issued and outstanding as of September 30, 2024.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of September 30, 2024.

In April 2023, the Company issued 5,000 shares of preferred stock series A for InstantFAME™ acquisition.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

There were 3,050 shares of preferred stock series A issued and outstanding as of September 30, 2024.

Common Stock

The Company has 500,000,000, $0.001 par value shares of common stock as of September 30, 2024.

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

On November 21, 2023, the Company issued 3,000,000 shares of preferred stock, featuring a 1:5 voting right, in exchange for 3,000,000 shares of common stock.

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

On July 25, 2023, the Company issued 5,517,000 common shares for cancelation of $306,500 payroll debt.

On July 26, 2023, the Company issued 140,534 common shares for cancelation of $101,739 debt for the consulting services provided.

On August 1, 2024, the Company issued 1,300,000 shares of preferred stock, featuring a 1:5 voting right, in exchange for 1,300,000 shares of common stock.

On August 2, 2023, the Company issued 527,002 common shares for cancelation of $375,000 debt for the consulting services provided.

On September 4, 2024, the Company issued 9,900,000 common shares for cancelation of $99,000 debt obligation.

On September 6, 2024, the Company issued 70,000 common shares for cancelation of $12,000 payroll debt.

There were 131,872,442 shares of common stock issued and outstanding as of September 30, 2024.

Warrants

No warrants were issued or outstanding as of September 30, 2024.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

Note 9 – COMMITMENTS AND CONTINGENCIES

The Company rents an office at 44A Gedimino avenue, Vilnius, 01110, Lithuania, and operate in the USA via a virtual office located at 5348 Vegas Drive Las Vegas, NV 89108

On April 18, 2023, Vladimir Hanin resigned from the positions of the Chief Financial Officer (the “CFO”) and Secretary.

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

On November 3, 2023, Avant Technologies Inc. (the “Company”) and Timothy Lantz entered into an Employment Agreement pursuant to which Mr. Lantz was retained as Director and Chief Executive Officer (the “CEO”).

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

VWAP, which discount shall at no point be less than $0.10 per share of Stock.VWAP, which discount shall at no point be less than $0.10 per share of Stock.

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

Effective November 3, 2023 with the appointment of Mr. Lantz as Director and Chief Executive Officer, Mr. Racuis vacated his position as CEO and continues serve as a Director, Chief Financial Officer and Treasurer of the Company.

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

On January 26, 2024, the Avant Technologies Inc. entered into an Employment Agreement (the "Agreement") with Angela Harris and appointed Mrs. Harris to assume the role of Chief Operating Officer for the Company. Angela Harris is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Angela Harris will undertake the responsibilities of COO, starting February 1, 2024 (the “Start Date”) without concurrent membership on the board but as a member of the Senior Management Team.

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

Effective April 24, 2024, Angela Harris resigned as Chief Operating Officer of the Company. Ms. Harris`s resignation was not the result of any disagreements with the Company’s Board of Directors.

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

On April 24, 2024, Avant Technologies Inc. and William Hisey entered into an Employment Agreement pursuant to which Mr. Hisey was retained as Interim Chief Executive Officer. William Hisey is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Mr. Hisey will undertake the responsibilities of Interim CEO, starting April 25, 2024, without concurrent membership on the board but as a member of the Senior Management Team.

As previously disclosed, on April 5, 2024, Avant Technologies Inc. (the “Company” or “AVAI”), entered into an Asset Purchase Agreement (“APA”) with Wired4Health, Inc. (“Seller” or “W4H”), pertaining to certain technology assets, providing full-stack software development, database management, data integration, project management and cloud services resources. The assets being acquired include an agreement and amendments between W4H and Sentry Data Systems/Craneware, an agreement between W4H and Respec, Inc., agreements between W4H and all of its employees and contractors assigned to Sentry Data Systems/Craneware and Respec, Inc. customer accounts, Website and Internet Domain Name, Wired4Health.com and all of its content (the “Website“), and any other rights associated with the Website, including, without limitation, any intellectual property rights, all related domains, logos, customer lists and agreements, email lists, passwords, usernames and trade names, and all of the related social media accounts, if any, and any other associated rights, etc. (the “Assets”).

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

On May 29, 2024, Avant Technologies Inc. cancelled the issuance of 150,000 shares of Common Stock to PCG Advisory, Inc. and voided the Services Agreement dated March 22, 2024, with PCG Advisory, Inc.

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

On September 4, 2024, the Company’s Board of Directors authorized the issuance of 9,900,000 shares of Common Stock to settle the outstanding debt of $99,000 owed to our former Treasurer, COO, and Director, Mikhail Bukshpan.

Effective September 9, 2024, William Hisey vacated his position as Chief Financial Officer of the Company. Mr. Hisey`s vacated without any conflicts with the Company's board of directors. Mr. Racius, the current Chief Operating Officer, Director, and Treasurer, was reappointed as the Company's Chief Financial Officer while continuing his roles as Director and Treasurer.

On September 9, 2024, Avant Technologies Inc. entered into a Cancellation Agreement with Wired4Health, Inc. ("W4H"), a Florida corporation, mutually agreeing to terminate the Asset Purchase Agreement ("APA") dated April 5, 2024, between the two parties. The APA, originally executed on April 5, 2024, between Avant and Wired4Health, pertained to the acquisition of certain technology assets, including agreements with Sentry Data Systems/Craneware, Respec, Inc., and other intellectual property rights related to Wired4Health's business operations. In consideration for the acquisition, Avant had agreed to pay Wired4Health $2,200,000, partially through a secured promissory note and preferred stock.

As of September 9, 2024, both parties agreed to cancel and nullify the original APA under the following terms:

1.	Termination of the Original Agreement: The APA dated April 5, 2024, is terminated in its entirety. Any obligations under the Secured Promissory Note and related Security Agreement are rendered null and void;
2.	Retention of Payments: Any payments already made by Avant in the ordinary course of business toward the promissory note are retained by Wired4Health, with the remaining balance of the promissory note deemed void and unenforceable;
3.	Release of Claims: Both Avant and Wired4Health have mutually released and discharged each other from any claims, liabilities, or demands related to the APA. Neither party shall have any further obligations or claims against the other;
4.	Voidance of Instruments: The Secured Promissory Note and any other instruments associated with the APA are void and have no further legal effect;
5.	No Further Obligations: The parties have agreed that there are no further penalties, remedies, or obligations due to either party following the cancellation of the APA.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to September 30, 2024, through the date these financial statements were issued, and has determined that the followings represent material subsequent events to disclose in these financial statements:

On October 30, 2024, Avant Technologies Inc. (the “Company” or “Avant”) and Chris Winter entered into an Employment Agreement (the “Agreement”) pursuant to which Mr. Winter was retained as Chief Operating Officer (“COO”). Chris Winter is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Mr. Winter will undertake the responsibilities of COO, started November 1, 2024, without concurrent membership on the Board but as a member of the Senior Management Team.

In consideration for serving as COO, Mr. Winter will receive a quarterly RSA equal 100,000 shares of common stock (the “Quarterly RSA”) for each calendar quarter beginning on November 1st, 2024 and continuing throughout the term of employment. Payment shall be made in shares of common stock of the Company (“Stock”). Due to the Start date being mid-Quarter, the shares will be prorated to 67,000 shares of the Company’s Common stock. The initial share issuance will be due at the signing by both Parties of this Employment Agreement. The Share Issuance will be at the beginning of each new Quarter. To the extent that any portion of the Quarterly RSA is paid in Stock, shares of Stock shall be fully earned and vested upon issuance. The number of shares of Stock to be issued in such case will be determined by dividing that portion of the Quarterly RSA payable in Stock by 85% of the Company’s thirty-day Volume Weighted Average Price (“VWAP”) of the Stock, for the thirty-+--- day period immediately prior to the date of issuance. This represents a 15% discount to the relevant VWAP, which discount shall at no point be less than $0.10 per share of Stock. In connection with the issuance of any Quarterly RSA (the “RSA Quarterly Issuance”), the Company shall pay a bonus to Mr. Winter in an amount equal to the estimated tax owed by Chris Winter in connection to the RSA Quarterly Issuance (including a grossed-up amount to reflect the tax impact of such bonus). Such bonus shall be payable within ten days of the issuance.

Effective November 6, 2024, Kenneth L. Waggoner was terminated from his position as Chief Executive Officer (“CEO”) of the Company, following approval by the Board of Directors during their meeting. His departure was without any conflicts with the Board.

On November 7, 2024, Mr. Winter, the current Chief Operating Officer (the “COO”) was reassigned to the role of the Company's CEO from his previous position as COO.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended March 31, 2024, the unaudited statements of operations for the six months ended September 30, 2024 and 2023 are compared in the sections below.

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

Until the above acquisitions, the Company's “Thy News” application was one of the Company's key projects. Thy News is a worldwide application used for processing news from multiple sources. Thy News was created for users who value their time but want to keep up with the latest in world news. The app offers the user the opportunity to create their own news feeds solely from those sources that are of interest to them, as well as creating additional news feeds segmented by topic.

In summer 2018, the Company started operations with development of a trading platform for users who cook at home and want to sell their food on the Internet and home-cooked food lovers.

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to September 30, 2023 the Company acquired additional 50,000 processed sources. As of September 30, 2024, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

Employees Identification of Certain Significant Employees.

The Company’s Board Members include: Natalija Tunevic, Secretary; Ivan Lunegov, President & Director; Vitalis Racius, CFO, Director & Treasurer. Independent Contractors which are not directors and members of the Board: Chris Winter, CEO.

Offices

The Company rents a virtual office at c/o Eastbiz.com, Inc 5348 Vegas Drive, Las Vegas, NV 89108.

Results of operations

Results of Operations for the three months ended September 30, 2024 and 2023:

Revenue

For the three months ended September 30, 2024 and 2023 the Company did not generate any revenue.

Operating expenses

Total operating expenses for the three months ended September 30, 2024 and 2023 were $623,046 and $388,328. The operating expenses for the three months ended September 30, 2024 included $19,517 in amortization and depreciation expenses; $135,000 in consulting services; $422,836 in general and administrative expenses; $34,825 in marketing expenses; $4,875 in professional fees; $494 in rent expense and $5,499 in website expenses. The operating expenses for the three months ended September 30, 2023 included $10,317 in amortization and depreciation expenses; $371,969 in general and administrative expenses; $5,603 in professional fees; $439 in rent expense. Expenses increased for the three months ended September 30, 2024 compared the three months ended September 30, 2023 primarily due to expenses incurred for consulting services.

The total other expenses for the three months ended September 30, 2024 and 2023 were $11,549 and $0, respectively.

Net Loss/Income

The net loss for the three months ended September 30, 2024 and 2023 was $623,046 and $399,621 accordingly.

Results of Operations for the six months ended September 30, 2024 and 2023:

Revenue

For the six months ended September 30, 2024 and 2023 the Company did not generate any revenue.

Operating expenses

Total operating expenses for the six months ended September 30, 2024 and 2023 were $1,140,340 and $799,850. The operating expenses for the six months ended September 30, 2024 included $39,035 in amortization and depreciation expenses; $311,739 in consulting services; $677,509 in general and administrative expenses; $70,925 in marketing expenses; $29,405 in professional fees; $729 in rent expense and $10,998 in website expenses. The operating expenses for the six months ended September 30, 2023 included $19,418 in amortization and depreciation expenses; $733,461 in general and administrative expenses; $46,198 in professional fees; $773 in rent expense. Expenses increased for the six months ended September 30, 2024 compared the six months ended September 30, 2023 primarily due to expenses incurred for consulting services.

The total other expenses for the six months ended September 30, 2024 and 2023 were $11,549 and $0, respectively.

Net Loss/Income

The net loss for the three months ended September 30, 2024 and 2023 was $1,151,889 and $811,143 accordingly.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, our total assets were $181,033 comprised of $14,136 in current assets; $166,897 in intangible assets and our total liabilities were $1,813,466.

Stockholders’ deficit increased from $1,466,566 as of March 31, 2024 to $1,813,466 as of September 30, 2024.

CASH FLOWS FROM OPERATING ACTIVITIES

As of September 30, 2024, the Company used ($838,757) of cash flows in operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

As of September 30, 2024, the Company did not generate cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

As of September 30, 2024, the Company generated $840,248 of cash flows in financing activities.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $1,151,889 for the six months ended September 30, 2024 and net loss of $2,128,475 for the year ended March 31, 2024. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $1,813,466 and an accumulated deficit of $4,128,284 at September 30, 2024.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No unregistered shares were sold during the six-month period ended September 30, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES.

No senior securities were issued and outstanding during the six-month period ended September 30, 2024.

ITEM 4.	MINE SAFETY DISCLOSURES.

None

ITEM 5.	OTHER INFORMATION.

During the six months ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS.

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2024	AVANT TECHNOLOGIES INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Financial Officer, Director & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	November 12, 2024
Natalija Tunevic

/s/ Ivan Lunegov	President & Director	November 12, 2024
Ivan Lunegov

/s/ Vitalis Racius	Chief Financial Officer, Director & Treasurer	November 12, 2024
Vitalis Racius
/s/ Chris Winter	Chief Executive Officer	November 12, 2024
Chris Winter