Form 10-K/A
period 2024-03-31
AVANT TECHNOLOGIES INC.
filed 2025-01-21
CIK 1740797

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Avant Technologies Inc. (the “Company,” “we,” and “our”) for the Annual ended March 31, 2024, which was originally filed with the Securities and Exchange Commission on July 3, 2024 (the “Original Filing”).

The Company is filing this Amendment, Form 10-K/A for the purposes of correcting unintentional errors, including revisions to the dates in the Report of Independent Registered Public Accounting Firm on page 24 and updated to the Section 302 certifications, include Exhibit 31.1, the Certification of the Chief Executive Officer, and Exhibit 31.2, the Certification of the Chief Financial Officer, reflecting the correct titles and names for the Chief Executive Officer and Chief Financial Officer. The previous filing mistakenly identified Vitalis Racius as the Chief Executive Officer, and the certifying individuals’ titles have been revised to exclude titles, in compliance with Item 601(b)(31) of Regulation S-K and Rule 13a-14(a).

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

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1 31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 21, 2025	AVANT TECHNOLOGIES INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Financial Officer, Director & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	January 21, 2025
Natalija Tunevic

/s/ Ivan Lunegov	President & Director	January 21, 2025
Ivan Lunegov

/s/ Vitalis Racius	Chief Financial Officer, Director & Treasurer	January 21, 2025
Vitalis Racius

/s/ Chris Winter	Chief Executive Officer	January 21, 2025
Chris Winter