Form 10-Q/A
period 2024-06-30
AVANT TECHNOLOGIES INC.
filed 2025-01-21
CIK 1740797

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Avant Technologies, Inc. (the “Company,” “we,” and “our”) for the quarter ended June 30, 2024, which was originally filed with the Securities and Exchange Commission on August 19, 2024 (the “Original Filing”).

The Company is filing this Amendment No. 2, form 10-Q/A for the purpose of correcting an unintentional error and revise the Exhibits 31.1 and 31.2, including the language required by Item 601(b)(31) of Regulation S-K, specifically paragraph 4(b) referring to the design of internal control over financial reporting.

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

Dated: January 21, 2025	AVANT TECHNOLOGIES, INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Financial Officer, Director & Treasurer

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