Form 10-Q/A
period 2024-09-30
AVANT TECHNOLOGIES INC.
filed 2025-01-21
CIK 1740797

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Avant Technologies, Inc. (the “Company,” “we,” and “our”) for the quarter ended September 30, 2024, which was originally filed with the Securities and Exchange Commission on November 12, 2024 (the “Original Filing”).

The Company is filing this Amendment, Form 10-Q/A to correct an unintentional error and revise the certifications in Exhibits 31.1 and 31.2 to include the language required by Item 601(b)(31) of Regulation S-K, specifically paragraph 4(b) referring to the design of internal control over financial reporting.

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