Form 10-Q
period 2024-12-31
AVANT TECHNOLOGIES INC.
filed 2025-02-07
CIK 1740797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-225433

AVANT TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	38-4053064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [  ]        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 137,131,580 common shares issued and outstanding as of February 5, 2025

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

AVANT TECHNOLOGIES INC.

Consolidated Balance Sheets

	December 31, 2024 (Unaudited)	March 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$3,070	$281
Prepaid Expenses	24,437	115,685
Prepaid Rent	-	116
Total Current Assets	27,507	116,082

Fixed Assets
Accumulated Depreciation	(1,500)	(1,500)
Furniture and Equipment (note 4)	1,500	1,500
Total Fixed Assets	-	-

Intangible Assets, Net (note 5)	147,379	205,932
TOTAL ASSETS	$174,886	$322,014

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$1,564,963	$1,081,803
Loan from Related Parties (note 6)	541,123	406,777
Convertible Notes Payable (note 7)	204,400	201,000
Notes payable - Related Party	-	99,000
Total Current Liabilities	2,310,486	1,788,580
Total Liabilities	2,310,486	1,788,580

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 11,300,000 and 10,000,000 common shares issued and outstanding respectively	11,300	10,000
Preferred stock Series A, $0.001 par value, 5,000 shares authorized; 3,050 and 3,050 shares issued and outstanding, respectively	15,250	15,250
Common stock, $0.001 par value, 500,000,000 shares authorized; 137,131,580 and 117,167,906 common shares issued and outstanding respectively	137,132	117,168
Additional Paid in Capital	2,283,300	1,367,411
Accumulated Deficit	(4,582,582)	(2,976,395)
Total Stockholders’ Equity (Deficit)	(2,135,600)	(1,466,566)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$174,886	$322,014

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

Consolidated Statements of Operations

Three and nine months ended December 31, 2024 and 2023 (Unaudited)

	Three months ended December 31, 2024	Three months ended December 31, 2023	Nine months ended December 31, 2024	Nine months ended December 31, 2023

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Amortization and Depreciation Expense	19,517	10,267	58,553	29,686
Consulting Services	138,000	-	449,739	-
General and Administrative Expenses	259,974	985,588	937,481	1,724,336
Marketing Expenses	2,436	-	73,361	-
Professional Fees	8,844	17,700	40,249	58,611
Rent Expenses	127	345	857	1,117
Website Expenses	-	-	10,998	-
TOTAL OPERATING EXPENSES	428,898	1,013,900	1,571,238	1,813,750

OTHER INCOME (EXPENSES)	(23,400)	-	(34,949)	(11,293)

NET INCOME (LOSS) FROM OPERATIONS	$(452,298)	$(1,013,900)	$(1,606,187)	$(1,825,043)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(452,298)	$(1,013,900)	$(1,606,187)	$(1,825,043)

COMPREHENSIVE INCOME (LOSS)	$(452,298)	$(1,013,900)	$(1,606,187)	$(1,825,043)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	137,004,635	74,840,737	125,175,800	67,076,914

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Three and nine months ended December 31, 2024 and 2023 (Unaudited)

	Common Stock		Preferred Stock		Preferred Stock Series A		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, March 31, 2023	38,503,811	$ 38,504	5,000,000	$ 3,950	-	$-	$172,207	$(847,920)	$(633,259)

Common Shares issued for acquisition	26,000,000	26,000	-	-	-	-	-	-	26,000
Preferred Shares Series A issued for acquisition	-	-	-	-	5,000	25,000	-	-	25,000
Preferred Shares adjustment	-	-	-	1,050	-	-	(1,050)	-	-
Net income (loss) for the three months	-	-	-	-	-	-	-	(411,522)	(411,522)
Balance, June 30, 2023	64,503,811	$ 64,504	5,000,000	$ 5,000	5,000	$25,000	$171,157	$(1,259,442)	$(993,781)

Common Shares issued for acquisition	9,763,243	9,763	-	-	-	-	392,337	-	402,100
Net income (loss) for the three months	-	-	-	-	-	-	-	(399,621)	(399,621)
Balance, September 30, 2023	74,267,054	$ 74,267	5,000,000	$ 5,000	5,000	$25,000	$563,494	$(1,659,063)	$(991,302)

Conversion of Notes Payable into Common Shares	10,527,324	10,528	-	-	-	-	593,790	-	604,318
Conversion of Notes Payable into Preferred Shares	-	-	5,000,000	5,000	-	-	(5,000)	-	-
Net income (loss) for the three months	-	-	-	-	-	-	-	(1,013,900)	(1,013,900)
Balance, December 31, 2023	84,794,378	$ 84,795	10,000,000	$10,000	5,000	$25,000	$1,152,284	$(2,672,963)	$(1,400,884)

Balance, March 31, 2024	117,167,906	$ 117,168	10,000,000	$10,000	3,050	$15,250	$1,367,411	$(2,976,395)	$(1,466,566)

Cancellation of Common Shares	(150,000)	(150)	-	-	-	-	(89,100)	-	(89,250)
Net loss for the for the three months	-	-	-	-	-	-	-	(528,843)	(528,843)
Balance, June 30, 2024	117,017,906	$ 117,018	10,000,000	$10,000	3,050	$15,250	$1,278,311	$(3,505,238)	$(2,084,659)

Conversion of Accounts Payable into Common Shares	16,154,536	16,155	-	-	-	-	878,084	-	894,239
Conversion of Common Shares into Preferred Shares	(1,300,000)	(1,300)	1,300,000	1,300	-	-	-	-	-
Net loss for the for the three months	-	-	-	-	-	-	-	(625,046)	(625,046)
Balance, September 30, 2024	131,872,442	$ 131,873	11,300,000	$11,300	3,050	$15,250	$2,156,395	$(4,130,284)	$(1,815,466)

Conversion of Accounts Payable into Common Shares	5,259,138	5,259	-	-	-	-	126,905	-	132,164
Net loss for the for the three months	-	-	-	-	-	-	-	(452,298)	(452,298)
Balance, December 31, 2024	137,131,580	$ 137,132	11,300,000	$11,300	3,050	$15,250	$2,283,300	$(4,582,582)	$(2,135,600)

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

Nine months ended December 31, 2024 and 2023 (Unaudited)

	Nine months ended December 31, 2024	Nine months ended December 31, 2023
OPERATING ACTIVITIES
Net Income (Loss)	$(1,606,187)	$(1,825,043)
Foreign currency translation adjustment	-	-
Adjustments to reconcile Net Income (Loss)
to net cash used in operations:
Amortization and Depreciation	58,553	29,686
Accounts Payable	483,160	646,609
Prepaid Expenses	91,364	(37,048)
Net cash used in Operating Activities	(973,110)	(1,185,796)

INVESTING ACTIVITIES
Intangible Assets Acquisition	$-	$(149,000)
Net cash provided by Investing Activities	-	(149,000)

FINANCING ACTIVITIES
Additional paid in capital	$915,889	$981,128
Capital Stock	19,964	46,290
Preferred Stock	1,300	5,000
Convertible Notes Payable	3,400	900
Loan from Related Parties	134,346	169,902
Notes Payable	(99,000)	-
Series A Preferred Stock	-	25,000
Net cash provided by Financing Activities	975,899	1,228,220

Net cash increase (decrease) for period	$2,789	$(106,576)
Cash at beginning of period	$281	$107,472
Cash at end of period	$3,070	$896

Supplemental disclosure of non-cash investing and financing activities: Right-of-use assets obtained in exchange for lease obligations	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) (“AVAI” or “the Company”) is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of information technology consulting services. The Company considers itself a native expert in the field of information technology based on artificial intelligence. Recently, the Company acquired Avant! AI and InstantFAME as well as the assets of Wired4Health, Inc., pertaining to certain technology assets providing full-stack software development, database management, data integration, project management and cloud services resources. Utilize its latest assets acquisitions, Avant mission is to provide innovative and eﬀective AI solutions that transform businesses and positively impact society. Avant strive to push the boundaries of AI technology and empower organizations to achieve their full potential. We believe that our technology can provide a self-sustained system that prepares its data from unlabeled information (Unsupervised Clustering), and then analyzes it using various, proprietary, supervised learning techniques, Improved data efficiency: Unsupervised learning pre-processes and extracts meaningful features from raw or unlabeled data, preparing them as inputs for the supervised learning model. This improves data efficiency and preparations. Our technology deployed over the acquired assets (in sum or as a whole) potentially provides True Learning from Experience - Unsupervised learning is utilized to learn relevant information from many source domains. This knowledge is then evaluated and applied to a related or different domain(s), where information might be in short supply. This feature is a true learning capability. Avant! can leverage the knowledge learned from the source domain to improve performance in the other domains, as well as Factual discovery/conclusion by learning data - Avant! Unsupervised learning techniques, like clustering, help identify groups or patterns in the data, reaching conclusions. Then its supervised learning mechanism can create new datasets (information), which are used for further domains, improving classification and regression tasks. This feature is a true reasoning mechanism.

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

Our virtual principal office address is located at c/o Eastbiz.com, Inc 5348 Vegas Drive, Las Vegas, NV 89108.

Sale and Purchase of Ownership Interest Agreement

On June 28, 2019, the Company entered into a Sale and Purchase of Ownership Interest Agreement with ThyNews Tech LLC, a Wyoming corporation, (“Thynews Tech” or the “Seller”), wherein the Company purchased 100% of the ownership of Thynews Tech. Upon completion of the Agreement, AVAI agreed to deliver to Thynews Tech’s owners a cumulative total of one hundred thousand (100,000) restricted shares of AVAI treasury valued at One Dollar ($1.00) per share. The shares were to be delivered to Thynews Tech within 60 days following the execution of the agreement. Additionally, AVAI provided to Thynews Tech’s owners, as consideration, a Promissory Note in the amount of One Hundred Thousand United States Dollars ($100,000 US). AVAI acquired 100% of the ownership of duly and validly issued, fully paid and non-assessable ownership interest of ThyNews Tech LLC, including ThyNews Application. Prior to the transaction, AVAI had 5,014,080 shares of common stock issued and outstanding. Upon the transaction, the additional 100,000 of AVAI common stock were issued and outstanding. Upon the issuance of shares to Thynews, there were 5,014,080 shares of common stock issued and outstanding.

On March 30, 2020 AVAI, being represented by its President and Director, Natalija Tunevic, entered into Sale and Purchase of Ownership Interest Of 100% of Itnia Co. LLC, a Wyoming limited liability company which owns 100% of MB Lemalike Innovations, a Lithuanian IT consulting company with Mikhail Bukshpan. Upon completion of the Agreement, AVAI agreed to deliver to Itnia Co. LLC’s owners a cumulative total of one hundred fifty thousand (150,000) restricted shares of Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) treasury valued at One Dollar ($1.00) per share. The shares were to be delivered to Mr. Bukshpan within the mutually agreed upon time frame following the execution of the agreement. Additionally, AVAI were to provide to Mr. Bukshpan, as consideration, a Promissory Note in the amount of One Hundred and Fifty Thousand United States Dollars ($150,000 US).

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

On January 31, 2020, Mr. Mikhail Bukshpan became the director of the entity. On March 10, 2020, he merged Lemalike Innovations into his limited liability company, Itnia Co. LLC. Upon that, on March 30, 2020, Itnia Co. LLC merged into AVAI and became a part of the holding.

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

In addition, the Company and Elentina Group, LLC (“Elentina”) entered into a Service Agreements in which Elentina, was engaged to provide certain capital markets services for a flat quarterly fee of $75,000 paid in shares of common stock (the “Elentina Common Stock”). The Elentina Common Stock to be issued within five days of the first day of quarter during the term (i.e., January 1, April 1, July 1 and October 1). The Elentina Common Stock shall be fully earned upon issuance. The number of shares of Elentina Common Stock to be issued will be determined by dividing the quarterly fee of $75,000 by the Company’s ten (10) day VWAP, which shall at no point be less than $0.10 per share.

In connection with the offering, the Company filed a Certificate of Designation to its Articles of Incorporation designating 5,000 shares of its Preferred Stock of Series A.

Ainnova Tech Inc.

On November 8, 2024, the Company entered into a Joint Venture and License Agreement (the “License Agreement”) with Ainnova Tech Inc. (“AINN”), which became effective as of November 11, 2024 (the “Effective Date”). Under the License Agreement, Avant and AINN will form a new Nevada Corporation called “Ai-Nova Acquistion Corp” (“AAC”) and contribute the proprietary rights to both North America (The United States and Canada) and Europe.

Ainnova Tech is an Artificial Intelligence company focused on healthcare that has developed software for early detection of diseases through retinal scans and an innovative device for automatic retinal imaging in an accessible way. Currently detecting Diabetic Retinopathy and other retinal diseases; where it maintains and supports the source codes of its proprietary technologies, including Vision AI (“Technology Portfolio”). AINN has developed a Health tech solution based on the Artificial Intelligence that is ready for commercialization, as well as certain derivative technologies, which will position AAC to further develop or license certain code sources in the United States, Canada and Europe. In addition to the Technology Portfolio, AINN will contribute the Vision AI technology, as well as all of the associated technology associated to Retina scanning, services and resources for the development of the Technology Portfolio, including licensing agreements to AAC.

AVAI will contribute all of the capital required by AAC`s formation and operation for the next twelve (12) months, not to exceed $20,000,000 USD in capital and its resources in exchange for the of common stock of AAC (“AAC Shares”). Avant will use its best efforts and also assist in arranging additional funding, as needed, at no cost to AINN. The ownership of AAC shall be 50% Avant and 50% AINN (each a “Member” and together, the “Members”).

The Distributions of profits from AAC will be made to the Members as follows: first, AINN to receive the balance sheet value of its business contributed to AAC; second, Avant to receive the capital it contributed to AAC; third, to AINN and Avant in accordance with their respective percentage ownership interests. AAC will be governed and operated pursuant to the terms of a limited liability company agreement. The parties agreed to expand the territories granted for the Technology Portfolio under the license to AAC to include the entire continental United States, Canada and Europe. AAC will issue 2,000,000 shares of common stock of AAC. AAC is strategically positioning its business and is seeking third parties to license, acquire, joint venture or enter such other strategic transaction with respect to the Technology Portfolio.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had recurring losses as of December 31, 2024 and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by the Company in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2024 and for the related periods presented.

The results for the nine months ended December 31, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $3,070 of cash as of December 31, 2024.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company had $24,437 in prepaid expenses as of December 31, 2024 (March 31, 2024 – $115,685). Prepaid expenses consist of prepaid services.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through December 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the nine months ended December 31, 2024 and 2024, there were no difference between our net loss and comprehensive loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – FIXED ASSETS

As of December 31, 2024, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $1,500 as of December 31, 2024.

Note 5 – INTANGIBLE ASSETS

As of December 31, 2024, the total amount of website development was $8,361. Accumulated amortization expense of website development was $8,361 as of December 31, 2024.

As of December 31, 2024, the unamortized balance of the costs related to the purchase or internal development and production of software to be sold, leased, or otherwise marketed was $97,400, which is deemed to be equal to the net realizable value, and is included within Application Development Costs in the balance sheet. Accumulated amortization expense of application development was $97,400 as of December 31, 2024.

In December 2019 and March 2020, the Company purchased an RSS Database. As of December 31, 2024, the total amount of RSS Database was $149,000. Accumulated amortization expense of RSS Database was $139,750 as of December 31, 2024.

In April 2023, the Company acquired Avant! AI™ and Instant FAME™ technologies. As of December 31, 2024, the total amount of the acquired assets was $124,000 and $25,000, respectively. Accumulated amortization expense of Avant! AI™ was $20,667 as of December 31, 2024. Accumulated amortization expense of Instant FAME™ was $4,167 as of December 31, 2024.

The Company had the following intangible assets as of December 31, 2024 and March 31, 2024:

	As of December 31, 2024	As of March 31, 2024

Avant! AI™	$124,000	$124,000
Chatbot Developments	4,060	4,060
Instant FAME™	25,000	25,000
Mobile Application Development Costs	126,850	126,850
RSS Database	149,000	149,000
Website Development	8,361	8,361
Accumulated Amortization	(289,892)	(231,339)

Total Intangible Assets, Net	$147,379	$205,932

Note 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2024, our secretary, Natalija Tunevic, has loaned to the Company $114,328. This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2024, our director, Vitalis Racius, has loaned to the Company $83,387, of which $139,487 was advanced to the Company and $56,100 was repaid. This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2024, our shareholder, Marieta Seiranova, has loaned to the Company $57,436, of which $305,778 was advanced to the Company and $248,343 was repaid. This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2024, our shareholder, Mehrabian Investments LLC, has loaned to the Company $30,000. This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2024, our shareholder, IGOR 1 CORP, has loaned to the Company $131,383. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of December 31, 2024. The advances are interest-free and due on demand.

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of December 31, 2024.

On November 21, 2023, the Company issued 3,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On December 1, 2023, the Company issued 2,000,000 shares of preferred stock as bonuses to officers of the Company.

On August 1, 2024, the Company issued 1,300,000 shares of preferred stock in exchange for 1,300,000 shares of common stock.

There were 11,300,000 shares of preferred stock issued and outstanding as of December 31, 2024.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of December 31, 2024.

In April 2023, the Company issued 5,000 shares of preferred stock series A for InstantFAME™ acquisition.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

There were 3,050 shares of preferred stock series A issued and outstanding as of December 31, 2024.

Common Stock

The Company has 500,000,000, $0.001 par value shares of common stock as of December 31, 2024.

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

On July 25, 2024, the Company issued 5,517,000 common shares for cancelation of $306,500 payroll debt.

On July 26, 2024, the Company issued 140,534 common shares for cancelation of $101,739 debt for the consulting services provided.

On August 1, 2024, the Company issued 1,300,000 shares of preferred stock, featuring a 1:5 voting right, in exchange for 1,300,000 shares of common stock.

On August 9, 2024, the Company issued 527,002 common shares for cancelation of $375,000 debt for the consulting services provided.

On September 4, 2024, the Company issued 9,900,000 common shares for cancelation of $99,000 debt obligation.

On September 6, 2024, the Company issued 70,000 common shares for cancelation of $12,000 payroll debt.

On November 12, 2024, the Company issued 5,000,000 common shares for cancelation of $50,000 debt obligation.

On November 13, 2024, the Company issued 192,138 common shares for cancelation of $60,000 debt for the consulting services provided.

On November 20, 2024, the Company issued 67,000 common shares for cancelation of $22,164 payroll debt.

There were 137,131,580 shares of common stock issued and outstanding as of December 31, 2024.

Warrants

No warrants were issued or outstanding as of December 31, 2024.

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

On November 3, 2023, the Company and Timothy Lantz entered into an Employment Agreement pursuant to which Mr. Lantz was retained as Director and Chief Executive Officer (the “CEO”). In consideration for serving as CEO, Mr. Lantz will receive an annual base cash salary of $480,000 plus an annual cash bonus equal to 50% of the annual base salary, to be paid no later than March 15th of the year immediately following the year in which the bonus was earned. In addition, Mr. Lantz will be eligible to an equity compensation as following: (i) Incentive Stock Options (ISOs): Effective upon the Start Date, Mr. Lantz shall receive an initial options grant in the form of an ISO, in a quantity equivalent to 3% of the total outstanding common stock of the Company at that date, subject to the following key terms: (a) 4-year vesting, with a 1-year cliff (25% to vest immediately on the 1-yr anniversary of the Start Date, the remaining 75% to ratably vest monthly – 1/36 each month, thereafter.) (b) The strike price shall be $.01 per share. (ii) Restricted Stock Awards (RSAs): In keeping with Mr. Lantz’s current Advisory Agreement, the Company shall grant Mr. Lantz a quarterly RSA equal to $375,000 (the “Quarterly RSA”) for each calendar quarter beginning on August 1, 2023 and continuing throughout the term of employment, payable on a deferred basis. Payment shall be made in shares of common stock of the Company (“Stock”). The number of shares of Stock to be issued in such case will be determined by dividing that portion of the Quarterly RSA payable in Stock by 85% of the Company’s ten-day Volume Weighted Average Price (“VWAP”) of the Stock, for the ten-day period immediately prior to the date of issuance. This represents a 15% discount to the relevant VWAP, which discount shall at no point be less than $0.10 per share of Stock. Notwithstanding the foregoing, if the Stock is listed on Nasdaq or any other National Stock Exchange while Mr. Lantz is employed by, or performing advisory services for, the Company in any capacity, the Company shall increase the Quarterly RSA to $450,000 during such employment or performance of advisory services, which increase shall be applied retroactive to August 1, 2023. Mr. Lantz is an accomplished technology and operational entrepreneur who excels for over 20 years at all stages of business operations, developing and executing growth strategies, including start-up, growth, turn-around, and successful exit—to both strategic and financial buyers. Mr. Lantz served as the acting President & COO of Caresyntax Corporation sine 2019 to present, a Venture-backed, multi-national healthcare technology company focused on transforming perioperative care through technology. From 2014 to 2019, Mr. Lantz served as the acting COO and CIO of Sentry Data Systems, a Craneware Company a Healthcare technology company providing software, analytics, consulting services and real-world data/evidence related to pharmaceutical procurement, utilization and compliance to over 600 US hospitals, 7000 retail pharmacies, and domestic/international life sciences companies. The above offers and sales of the Shares were made to Mr. Lantz, an accredited investor, and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), with regards to the sales. No advertising or general solicitation was employed in offerings the securities. The offer and sale were made to an accredited investors and transfer of the securities was restricted by the Company in accordance with the requirements of the 1933 Act.

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

On April 5, 2024, the Company entered into an Asset Purchase Agreement (“APA”) with Wired4Health, Inc. (“Seller” or “W4H”), pertaining to certain technology assets, providing full-stack software development, database management, data integration, project management and cloud services resources. The assets being acquired include an agreement and amendments between W4H and Sentry Data Systems/Craneware, an agreement between W4H and Respec, Inc., agreements between W4H and all of its employees and contractors assigned to Sentry Data Systems/Craneware and Respec, Inc. customer accounts, Website and Internet Domain Name, Wired4Health.com and all of its content (the “Website“), and any other rights associated with the Website, including, without limitation, any intellectual property rights, all related domains, logos, customer lists and agreements, email lists, passwords, usernames and trade names, and all of the related social media accounts, if any, and any other associated rights, etc. (the “Assets”).

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

As previously disclosed, on April 5, 2024, the Company, entered into an Asset Purchase Agreement (“APA”) with Wired4Health, Inc. (“Seller” or “W4H”), pertaining to certain technology assets, providing full-stack software development, database management, data integration, project management and cloud services resources. The assets being acquired include an agreement and amendments between W4H and Sentry Data Systems/Craneware, an agreement between W4H and Respec, Inc., agreements between W4H and all of its employees and contractors assigned to Sentry Data Systems/Craneware and Respec, Inc. customer accounts, Website and Internet Domain Name, Wired4Health.com and all of its content (the “Website“), and any other rights associated with the Website, including, without limitation, any intellectual property rights, all related domains, logos, customer lists and agreements, email lists, passwords, usernames and trade names, and all of the related social media accounts, if any, and any other associated rights, etc. (the “Assets”).

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

On May 29, 2024, the Company cancelled the issuance of 150,000 shares of Common Stock to PCG Advisory, Inc. and voided the Services Agreement dated March 22, 2024, with PCG Advisory, Inc.

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

On September 9, 2024, the Company entered into a Cancellation Agreement with Wired4Health, Inc. ("W4H"), a Florida corporation, mutually agreeing to terminate the Asset Purchase Agreement ("APA") dated April 5, 2024, between the two parties. The APA, originally executed on April 5, 2024, between Avant and Wired4Health, pertained to the acquisition of certain technology assets, including agreements with Sentry Data Systems/Craneware, Respec, Inc., and other intellectual property rights related to Wired4Health's business operations. In consideration for the acquisition, Avant had agreed to pay Wired4Health $2,200,000, partially through a secured promissory note and preferred stock.

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

On October 30, 2024, the Company or “Avant”) and Chris Winter entered into an Employment Agreement (the “Agreement”) pursuant to which Mr. Winter was retained as Chief Operating Officer (“COO”). Chris Winter is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Mr. Winter will undertake the responsibilities of COO, started November 1, 2024, without concurrent membership on the Board but as a member of the Senior Management Team. In consideration for serving as COO, Mr. Winter will receive a quarterly RSA equal 100,000 shares of common stock (the “Quarterly RSA”) for each calendar quarter beginning on November 1st, 2024 and continuing throughout the term of employment. Payment shall be made in shares of common stock of the Company (“Stock”). Due to the Start date being mid-Quarter, the shares will be prorated to 67,000 shares of the Company’s Common stock. The initial share issuance will be due at the signing by both Parties of this Employment Agreement. The Share Issuance will be at the beginning of each new Quarter. To the extent that any portion of the Quarterly RSA is paid in Stock, shares of Stock shall be fully earned and vested upon issuance. The number of shares of Stock to be issued in such case will be determined by dividing that portion of the Quarterly RSA payable in Stock by 85% of the Company’s thirty-day Volume Weighted Average Price (“VWAP”) of the Stock, for the thirty-day period immediately prior to the date of issuance. This represents a 15% discount to the relevant VWAP, which discount shall at no point be less than $0.10 per share of Stock. In connection with the issuance of any Quarterly RSA (the “RSA Quarterly Issuance”), the Company shall pay a bonus to Mr. Winter in an amount equal to the estimated tax owed by Chris Winter in connection to the RSA Quarterly Issuance (including a grossed-up amount to reflect the tax impact of such bonus). Such bonus shall be payable within ten days of the issuance.

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

On November 8, 2024, the Company entered into a Joint Venture and License Agreement (the “License Agreement”) with Ainnova Tech Inc. (“AINN”), which became effective as of November 11, 2024 (the “Effective Date”). Under the License Agreement, Avant and AINN will form a new Nevada Corporation called “Ai-Nova Acquistion Corp” (“AAC”) and contribute the proprietary rights to both North America (The United States and Canada) and Europe.

Ainnova Tech is an Artificial Intelligence company focused on healthcare that has developed software for early detection of diseases through retinal scans and an innovative device for automatic retinal imaging in an accessible way. Currently detecting Diabetic Retinopathy and other retinal diseases; where it maintains and supports the source codes of its proprietary technologies, including Vision AI (“Technology Portfolio”). AINN has developed a Health tech solution based on the Artificial Intelligence that is ready for commercialization, as well as certain derivative technologies, which will position AAC to further develop or license certain code sources in the United States, Canada and Europe. In addition to the Technology Portfolio, AINN will contribute the Vision AI technology, as well as all of the associated technology associated to Retina scanning, services and resources for the development of the Technology Portfolio, including licensing agreements to AAC.

AVAI will contribute all of the capital required by AAC`s formation and operation for the next twelve (12) months, not to exceed $20,000,000 USD in capital and its resources in exchange for the of common stock of AAC (“AAC Shares”). AVAI will use its best efforts and also assist in arranging additional funding, as needed, at no cost to AINN. The ownership of AAC shall be 50% Avant and 50% AINN (each a “Member” and together, the “Members”).

The Distributions of profits from AAC will be made to the Members as follows: first, AINN to receive the balance sheet value of its business contributed to AAC; second, Avant to receive the capital it contributed to AAC; third, to AINN and Avant in accordance with their respective percentage ownership interests. AAC will be governed and operated pursuant to the terms of a limited liability company agreement. The parties agreed to expand the territories granted for the Technology Portfolio under the license to AAC to include the entire continental United States, Canada and Europe. AAC will issue 2,000,000 shares of common stock of AAC. AAC is strategically positioning its business and is seeking third parties to license, acquire, joint venture or enter such other strategic transaction with respect to the Technology Portfolio.

The foregoing is only a brief description of the material terms of the above corporate actions and agreements, and does not purport to be a complete description of the rights and obligations of the parties under those agreements, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an Exhibit 10.1 to 8-K Report dated October 30, 2024.

On November 12, 2024, the Company approved the issuance of 67,000 shares of Common Stock as compensation to Mr. Winter in compliance with the Employment Agreement dated October 30, 2024.

On November 12, 2024, the Company’s Board of Directors authorized the issuance of 5,000,000 shares of Common Stock to settle the outstanding debt of $50,000 owed to Jurgita Bizonaite.

On November 13, 2024, the Company approved the issuance of 192,138 shares of Common Stock as compensation to Mr. Kerr in compliance with the Consulting Agreement dated July 1, 2024.

On December 18, 2024, the Company entered into a Securities Purchase Agreement and issued a Promissory Note (the “Note”), under which the Company has agreed to pay RED ROAD HOLDINGS CORPORATION, a Virginia corporation, or its registered assigns (the “Holder”), the sum of $179,400.00, along with any interest as specified in the Note, on or before October 30, 2025 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date, in accordance with the terms set forth in the Note. The Note may not be prepaid in whole or in part, except as explicitly allowed therein. Any outstanding principal or interest not paid when due will bear Default Interest at a rate of 22% per annum from the due date until payment is made in full. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in lawful money of the United States of America. Payments will be made to such address as the Holder may designate in writing. Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Securities Purchase Agreement dated December 18, 2024, under which this Note was originally issued.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2024, through the date these financial statements were issued, and has determined that the followings represent material subsequent events to disclose in these financial statements:

On January 27, 2025, the Company entered into a Securities Purchase Agreement and executed a Promissory Note (the “Note”), under which the Company has agreed to pay to RED ROAD HOLDINGS CORPORATION, a Virginia corporation, or its registered assigns (the “Holder”), the sum of $93,150, together with any interest as specified in the Note, on or before November 30, 2025 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the Securities Purchase Agreement dated the same date as this Note, under which the Note was originally issued.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended March 31, 2024, the unaudited statements of operations for the nine months ended December 31, 2024 and 2023 are compared in the sections below.

Business Description

Overview

The Company is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of information technology consulting services. The Company considers itself a native expert in the field of information technology based on artificial intelligence. Recently, the Company acquired Avant! AI and InstantFAME as well as the assets of Wired4Health, Inc., pertaining to certain technology assets providing full-stack software development, database management, data integration, project management and cloud services resources. Utilize its latest assets acquisitions, Avant mission is to provide innovative and eﬀective AI solutions that transform businesses and positively impact society. Avant strive to push the boundaries of AI technology and empower organizations to achieve their full potential. We believe that our technology can provide a self-sustained system that prepares its data from unlabeled information (Unsupervised Clustering), and then analyzes it using various, proprietary, supervised learning techniques, Improved data efficiency: Unsupervised learning pre-processes and extracts meaningful features from raw or unlabeled data, preparing them as inputs for the supervised learning model. This improves data efficiency and preparations. Our technology deployed over the acquired assets (in sum or as a whole) potentially provides True Learning from Experience - Unsupervised learning is utilized to learn relevant information from many source domains. This knowledge is then evaluated and applied to a related or different domain(s), where information might be in short supply. This feature is a true learning capability. Avant! can leverage the knowledge learned from the source domain to improve performance in the other domains, as well as Factual discovery/conclusion by learning data - Avant! Unsupervised learning techniques, like clustering, help identify groups or patterns in the data, reaching conclusions. Then its supervised learning mechanism can create new datasets (information), which are used for further domains, improving classification and regression tasks. This feature is a true reasoning mechanism.

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

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to September 30, 2023 the Company acquired additional 50,000 processed sources. As of December 31, 2024, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

At closing, in consideration of acquiring the Assets, the Company issued Seller an amortizing secured promissory note in the principal amount of $1,200,000 (“Secured Note”) of the Company’s Series B Convertible Preferred Stock with a stated value of $1,000,000 (the “Preferred Stock”).

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

Offices

The Company rents a virtual office at c/o Eastbiz.com, Inc 5348 Vegas Drive, Las Vegas, NV 89108.

Results of operations

Results of Operations for the three months ended December 31, 2024 and 2023:

Revenue

For the three months ended December 31, 2024 and 2023 the Company did not generate any revenue.

Operating expenses

Total operating expenses for the three months ended December 31, 2024 and 2023 were $428,898 and $1,013,900. The operating expenses for the three months ended December 31, 2024 included $19,517 in amortization and depreciation expenses; $138,000 in consulting services; $259,974 in general and administrative expenses; $2,436 in marketing expenses; $8,844 in professional fees and $127 in rent expense. The operating expenses for the three months ended December 31, 2023 included $10,267 in amortization and depreciation expenses; $985,588 in general and administrative expenses; $17,700 in professional fees; $345 in rent expense. Expenses decreased for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to lower employee and contractor compensation.

The total other expenses for the three months ended December 31, 2024 and 2023 were $23,400 and $0, respectively. Other expenses included discount on convertible notes.

Net Loss/Income

The net loss for the three months ended December 31, 2024 and 2023 was $452,298 and $1,013,900 accordingly.

Results of Operations for the nine months ended December 31, 2024 and 2023:

Revenue

For the nine months ended December 31, 2024 and 2023 the Company did not generate any revenue.

Operating expenses

Total operating expenses for the nine months ended December 31, 2024 and 2023 were $1,571,238 and $1,813,750. The operating expenses for the nine months ended December 31, 2024 included $58,553 in amortization and depreciation expenses; $449,739 in consulting services; $937,481 in general and administrative expenses; $73,361 in marketing expenses; $40,249 in professional fees; $857 in rent expense and $10,998 in website expenses. The operating expenses for the nine months ended December 31, 2023 included $29,686 in amortization and depreciation expenses; $1,724,336 in general and administrative expenses; $58,611 in professional fees; $1,117 in rent expense. Expenses decreased for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, primarily due to lower employee and contractor compensation.

The total other expenses for the nine months ended December 31, 2024 and 2023 were $34,949 and $11,293, respectively. Other expenses included interest and discount on convertible notes.

Net Loss/Income

The net loss for the nine months ended December 31, 2024 and 2023 was $1,606,187 and $1,825,043 accordingly.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, our total assets were $174,886 comprised of $27,507 in current assets; $147,379 in intangible assets and our total liabilities were $2,310,486.

Stockholders’ deficit increased from $1,466,566 as of March 31, 2024 to $2,135,600 as of December 31, 2024.

CASH FLOWS FROM OPERATING ACTIVITIES

During the nine months ended December 31, 2024, the Company used ($973,110) of cash flows in operating activities. During the nine months ended December 31, 2023, the Company used ($1,185,796) of cash flows in operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

During the nine months ended December 31, 2024, the Company did not generate cash flows from investing activities. During the nine months ended December 31, 2023, the Company generated ($149,000) of cash flows in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the nine months ended December 31, 2024, the Company generated $975,899 of cash flows in financing activities. During the nine months ended December 31, 2023, the Company generated $1,228,220 of cash flows in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $1,013,900 for the nine months ended December 31, 2024 and net loss of $2,128,475 for the year ended March 31, 2024. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $2,135,600 and an accumulated deficit of $4,582,582 as of December 31, 2024.

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

Of the 137,131,580 shares of our Common Stock outstanding as of the date of this Quarterly Report, approximately 37,725,961 are restricted and 99,405,619 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

No unregistered shares were sold during the nine-month period ended December 31, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES.

No senior securities were issued and outstanding during the nine-month period ended December 31, 2024.

ITEM 4.	MINE SAFETY DISCLOSURES.

None

ITEM 5.	OTHER INFORMATION.

During the nine months ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: February 7, 2025	AVANT TECHNOLOGIES INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Financial Officer, Director & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	February 7, 2025
Natalija Tunevic

/s/ Ivan Lunegov	President & Director	February 7, 2025
Ivan Lunegov

/s/ Vitalis Racius	Chief Financial Officer, Director & Treasurer	February 7, 2025
Vitalis Racius
/s/ Chris Winter	Chief Executive Officer	February 7, 2025
Chris Winter