Form 10-K/A
period 2024-03-31
AVANT TECHNOLOGIES INC.
filed 2025-02-19
CIK 1740797

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

The Company is filing this Amendment No. 2, Form 10-K/A solely to correct unintentional errors in Amendment No. 1 to the Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on January 21, 2025 (the “Amendment No. 1”). This Amendment includes revisions to the dates in the Report of Independent Registered Public Accounting Firm on page 24.

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

For the years ended March 31, 2024 and March 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

AVANT TECHNOLOGIES INC. (f/k/a TREND INNOVATIONS HOLDING INC & FREECOOK)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avant Technologies Inc. (f/k/a Trend Innovations Holding Inc. & FreeCook). (the “Company”) as of March 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), for each of the two years in the period ended March 31, 2024 and 2023, and cash flows for the fiscal years ended March 31, 2024 and 2023, and the related notes and schedules (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023 and the results of its operations and its cash flows for the fiscal years ended March 31, 2024 and 2023, in conformity with the accounting principles generally accepted in the United States of America.

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

Dated: February 19, 2025	AVANT TECHNOLOGIES INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Financial Officer, Director & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	February 19, 2025
Natalija Tunevic

/s/ Ivan Lunegov	President & Director	February 19, 2025
Ivan Lunegov

/s/ Vitalis Racius	Chief Financial Officer, Director & Treasurer	February 19, 2025
Vitalis Racius

/s/ Chris Winter	Chief Executive Officer	February 19, 2025
Chris Winter