Form 10-K
period 2025-03-31
AVANT TECHNOLOGIES INC.
filed 2025-07-08
CIK 1740797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-225433

AVANT TECHNOLOGIES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	38-4053064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sv. Stepono g. 27D-2, LT-01315 Vilnius, Lithuania

(USA Address: 5348 Vegas Drive, Las Vegas, NV 89108)

(Address of principal executive offices and Zip Code)

866-533-0065

(Registrant’s telephone number, including area code)

info@avanttechnologies.com

(Registrant’s email)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	AVAI	OTC Markets

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]        No [X]

As of March 31, 2025, the market value of our common stock held by non-affiliates was approximately $65,934,486 which is computed based upon the closing price on that date of the Common Stock of the registrant on the OTC QB maintained by OTC Markets Group Inc. of $0.48. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 137,511,233 common shares issued and outstanding as of July 7, 2025.

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

PART I

Item 1. Description of Business.

Overview

Avant Technologies Inc. (f/k/a Trend Innovations Holding Inc.) is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of information technology consulting services. The Company considers itself a native expert in the field of information technology based on artificial intelligence. The Company’s key acquisitions include Avant! AI and a Joint Venture and License Agreement (the “License Agreement”) with Ainnova Tech Inc. (“AINN”). These acquisitions provide the Company with resources in full-stack software development, database management, data integration, project management, and cloud services.

Avant’s mission is to provide innovative and effective AI solutions that transform businesses and positively impact society. Avant strives to push the boundaries of AI technology and empower organizations to achieve their full potential. We believe that our technology can provide a self-sustained system that prepares its data from unlabeled information (Unsupervised Clustering), and then analyzes it using various, proprietary, supervised learning techniques, thereby improving data efficiency. Unsupervised learning pre-processes and extracts meaningful features from raw or unlabeled data, preparing them as inputs for the supervised learning model. This process also facilitates True Learning from Experience. Unsupervised learning is utilized to learn relevant information from many source domains. This knowledge is then evaluated and applied to a related or different domain(s), where information might be in short supply. This represents a true learning capability. Avant can leverage the knowledge learned from the source domain to improve performance in the other domains, as well as Factual discovery/conclusion by learning data. Avant’s Unsupervised learning techniques, like clustering, help identify groups or patterns in the data, reaching conclusions. Then its supervised learning mechanism can create new datasets (information), which are used for further domains, improving classification and regression tasks. This feature is a true reasoning mechanism.

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

On March 6, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to increase the number of authorized shares of the Company’s common stock from 255,000,000 to 520,000,000 shares (the “Charter Amendment”) of which 500,000,000 shall be common stock, $0.001 par value per share, and 20,000,000 shall be preferred stock, $0.001 par value per share.

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to September 30, 2023 the Company acquired additional 50,000 processed sources. As of March 31, 2025, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

Acquiring Wired4Health Assets (Divested)

On April 5, 2024, the Company, entered into an Asset Purchase Agreement (“W4H APA”) with Wired4Health, Inc. (“Seller” or “W4H”), pertaining to certain technology assets, providing full-stack software development, database management, data integration, project management and cloud services resources. The assets being acquired include an agreement and amendments between W4H and Sentry Data Systems/Craneware, an agreement between W4H and Respec, Inc., agreements between W4H and all of its employees and contractors assigned to Sentry Data Systems/Craneware and Respec, Inc. customer accounts, Website and Internet Domain Name, Wired4Health.com and all of its content (the “Website“), and any other rights associated with the Website, including, without limitation, any intellectual property rights, all related domains, logos, customer lists and agreements, email lists, passwords, usernames and trade names, and all of the related social media accounts, if any, and any other associated rights, etc. (the “W4H Assets”). At closing, in consideration of acquiring the Assets, the Company issued Seller an amortizing secured promissory note in the principal amount of $1,200,000 (“Secured Note”) of the Company’s Series B Convertible

Preferred Stock with a stated value of $1,000,000 (the “Preferred Stock”) The Secured Note is payable by the Company to the Seller in 24 equal monthly installments of principal and interest in the amount of $52,427 on the first day of each month, beginning on the first day of the month following the closing of the transaction and continuing on the first day of each consecutive month thereafter until the note is fully paid, but in no case less than two billing cycles of W4H activity. The Secured Note bears interest of five percent (5%) per annum accrued monthly (0.42% per month on the outstanding principal balance).

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

5. No Further Obligations: The parties have agreed that there are no further penalties, remedies, or obligations due to either party following the cancellation of the AP

Employees Identification

The Company’s Board Members include: Natalija Tunevic, Secretary; Ivan Lunegov, President & Director; Vitalis Racius, Chief Financial Officer, Director &Treasurer. Officer which is not director and member of the Board: Chris Winter, Chief Executive Officer.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD.

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $1,142,115 for the year ended March 31, 2025 and net loss of $2,128,475 for the year ended March 31, 2024. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $1,563,872 and an accumulated deficit of $4,118,510 as of March 31, 2025.

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT BUSINESS GROWTH, AND THIS CAPITAL MIGHT NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financings to secure additional funds. We expect that we have sufficient capital to maintain operations through the year of 2025/6. In order to fully implement our business plan, we will need to raise about $10,000,000. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

WE DEPEND UPON KEY PERSONNEL AND NEED ADDITIONAL PERSONNEL.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the years ended March 31, 2025 and 2024, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

INABILITY TO COMMERCILIZE ACQUIRED TECHNOLOGIES

We may be unable to generate revenue from the Avant! AI or InstantFAME platforms despite significant investment. Commercializing proprietary AI and digital assets remains speculative.

TERMINATION OF WIRED4HEALTH APA

CYBERSECURITY OVERSIGHT GAPS

We do not yet maintain a formal enterprise risk management program, and our board has not established a cybersecurity subcommittee. These governance gaps increase potential exposure.

DEPENDENCE ON EQUITY/DEBT ISSUANCE

Our business is highly dependent on our ability to raise equity or convertible debt capital. These financing arrangements may be dilutive, carry high interest, or impose restrictive covenants.

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

Of the 137,511,233 shares of our Common Stock outstanding as of the date of this Annual Report, approximately 32,493,072 are restricted and 105,018,161 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

Item 1B. Unresolved Staff Comments.

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments. At this time, there are no unresolved staff comments.

Item 1C. Cybersecurity.

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

Item 2.  Description of Property.

We do not own any real estate or other properties.  The Company rents a virtual office at 5348 Vegas Drive, Las Vegas, NV 89108. The company’s registered office is located at Sv. Stepono g. 27D-2, LT-01315 Vilnius, Lithuania.

Item 3.  Legal Proceedings.

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of March 31, 2025. There were 11,300,000 shares of preferred stock issued and outstanding as of March 31, 2025.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of March 31, 2025. There were 3,050 shares of preferred stock series A issued and outstanding as of March 31, 2025.

Common Stock

The Company has 500,000,000 shares, $0.001 par value of common stock as of March 31, 2025. There were 137,363,513 shares of common stock issued and outstanding as of March 31, 2025.

Warrants

No warrants were issued or outstanding as of March 31, 2025.

Market Information

The common shares of the Company are traded on OTC QB Markets under the ticker symbol of AVAI.

Record Holders

The number of holders of record for our common stock as of March 31, 2025 was 117.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended March 31, 2025 and 2024.

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

Recent Sales of Unregistered Securities

Preferred Stock

The Company has 20,000,000 shares, $0.001 par value of preferred stock authorized as of March 31, 2025.

On November 21, 2023, the Company issued 3,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On December 1, 2023, the Company issued 2,000,000 shares of preferred stock as bonuses to officers of the Company.

On August 1, 2024, the Company issued 1,300,000 shares of preferred stock in exchange for 1,300,000 shares of common stock.

There were 11,300,000 shares of preferred stock issued and outstanding as of March 31, 2025.

Preferred Stock Series A

The Company has 5,000 shares, $0.001 par value of preferred stock series A authorized as of March 31, 2025.

In April 2023, the Company issued 5,000 shares of preferred stock series A for InstantFAME acquisition.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

There were 3,050 shares of preferred stock series A issued and outstanding as of March 31, 2025.

Common Stock

The Company has 500,000,000 shares, $0.001 par value of common stock as of March 31, 2025.

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

On February 13, 2025, the Company issued 131,933 common shares for cancelation of $60,000 debt for the consulting services provided.

On March 3, 2025, the Company issued 100,000 common shares for cancelation of $47,656 payroll debt.

There were 137,363,513 shares of common stock issued and outstanding as of March 31, 2025.

Warrants

No warrants were issued or outstanding as of March 31, 2025.

Convertible Debentures

Paid off Debentures:

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

Current Debentures:

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

On March 14, 2025, the Company entered into a Securities Purchase Agreement and executed a Promissory Note (the “Note”), under which the Company has agreed to pay to RED ROAD HOLDINGS CORPORATION, a Virginia corporation, or its registered assigns (the “Holder”), the sum of $93,725, together with any interest as specified in the Note, on or before January 15, 2026 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the Securities Purchase Agreement dated the same date as this Note, under which the Note was originally issued.

Other Stockholder Matters

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition and results of operations for the years ended March 31, 2025 and 2024 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

FISCAL YEAR ENDED MARCH 31, 2025 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2024

Revenue

During the fiscal years ended March 31, 2025 and 2024 the Company did not generate revenue.

Operating expenses

Total operating expenses for the years ended March 31, 2025 and 2024 were $1,532,792 and $2,117,182. The operating expenses for the year ended March 31, 2025 included $74,320 in amortization and depreciation expenses; $517,739 in consulting services; $762,478 in general and administrative expenses; $85,164 in marketing expenses; $77,399 in professional fees; $857 in rent expense and $14,835 in website expenses. The operating expenses for the year ended March 31, 2024 included $76,953 in amortization and depreciation expenses; $502,978 in consulting services; $1,424,334 in general and administrative expenses; $30,143 in marketing expenses; $62,847 in professional fees; $1,467 in rent expense and $18,460 in website expenses. Total operating expenses for 2025 decreased by 28%, or $584,390, primarily due to lower employee and contractor compensation which are included in general and administrative expenses.

Other Income (Loss)

Total other income for the years ended March 31, 2025 and 2024 were $450,000 and $0, respectively. Other income included debt forgiveness. Total other income for 2025 increased by 100% because there was no similar income last year.

Total other expenses for the years ended March 31, 2025 and 2024 were $59,323 and $11,293, respectively. Other expenses included interest and discount on convertible notes. Total other expenses for 2025 increased by 425%, or $48,030, primarily due to the issuance of more convertible notes than last year.

Net Income (Loss)

Our net losses for the fiscal years ended March 31, 2025 and 2024 were $1,142,115 and $2,128,475. Net losses for 2025 decreased by 46%, or $986,360. The main impact on the decrease in net loss was the decrease in operating expenses and other income as described above.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

As of March 31, 2025 and 2024, the Company had cash of $81,053 and $281, respectively. The Company had a working capital deficit of $1,695,484 and $1,672,498 as of March 31, 2025 and 2024, respectively.

As of March 31, 2025, our total assets were $224,745 comprised of $93,133 in current assets; $131,612 in intangible assets and our total liabilities were $1,788,617.

As of March 31, 2024, our total assets were $322,014 comprised of $116,082 in current assets; $205,932 in intangible assets and our total liabilities were $1,788,580.

Stockholders’ deficit increased from $1,466,566 as of March 31, 2024 to $1,563,872 as of March 31, 2025.

	March 31, 2025	March 31, 2024	$ Change	% Change
Net cash used in operating activities	$(1,160,610)	$(1,322,318)	$161,708	12%
Net cash provided by investing activities	-	(149,000)	149,000	100%
Net cash provided by financing activities	1,241,382	1,364,127	(122,745)	(9)%
Net cash increase (decrease) for period	$80,772	$(107,191)	$-	-%

CASH FLOWS FROM OPERATING ACTIVITIES

During the fiscal years ended March 31, 2025 and 2024, net cash flows used in operating activities was $(1,160,610) and $(1,322,318), respectively. Cash flows used in operating activities for 2025 increased by $161,708 compared to 2024. This increase was primarily driven by a decrease in net loss and prepaid expenses compared to the previous year.

CASH FLOWS FROM INVESTING ACTIVITIES

For the fiscal years ended March 31, 2025 and 2024, net cash flows used in investing activities was $0 and $(149,000), respectively. Investing activities used $0 of cash in 2025 compared with $149,000 in 2024.

CASH FLOWS FROM FINANCING ACTIVITIES

During the fiscal year ended March 31, 2025, net cash from financing activities was $1,241,382 consisting of capital stock issued and loan from related parties. During the fiscal year ended March 31, 2024, net cash from financing activities was $1,364,127 consisting of capital stock issued and loan from related parties.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

AVANT TECHNOLOGIES INC.

FINANCIAL STATEMENTS

For the years ended March 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

AVANT TECHNOLOGIES INC. (f/k/a TREND INNOVATIONS HOLDING INC & FREECOOK)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avant Technologies Inc. (f/k/a Trend Innovations Holding Inc. & FreeCook). (the “Company”) as of March 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), for each of the two years for the period ended March 31, 2025 and 2024, and cash flows for the years ended March 31, 2025 and 2024, and the related notes and schedules (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024 and the results of its operations and its cash flows for the years ended March 31, 2025 and 2024, in conformity with the accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $4,118,510 and a Net Loss amounting to $1,142,115 for the year ended March 31, 2025. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

Basis of Opinion

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

Newhall, California

June 30, 2025

AVANT TECHNOLOGIES INC.

Consolidated Balance Sheets

	March 31, 2025	March 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$81,053	$281
Prepaid Expenses	12,080	115,685
Prepaid Rent	-	116
Total Current Assets	93,133	116,082

Intangible Assets, Net (Note 5)	131,612	205,932
TOTAL ASSETS	$224,745	$322,014
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$885,267	$1,081,803
Loan from Related Parties (Note 6)	512,075	406,777
Convertible Notes Payable (Note 7)	391,275	201,000
Notes payable - Related Party	-	99,000
Total Current Liabilities	1,788,617	1,788,580
Total Liabilities	1,788,617	1,788,580

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 11,300,000 and 10,000,000 common shares issued and outstanding respectively	11,300	10,000
Preferred stock Series A, $0.001 par value, 5,000 shares authorized; 3,050 and 3,050 shares issued and outstanding, respectively	15,250	15,250
Common stock, $0.001 par value, 500,000,000 shares authorized; 137,363,513 and 117,167,906 common shares issued and outstanding respectively	137,364	117,168
Additional Paid in Capital	2,390,724	1,367,411
Accumulated Deficit	(4,118,510)	(2,976,395)
Total Stockholders’ Deficit	(1,563,872)	(1,466,566)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$224,745	$322,014

The accompanying notes are an integral part of these financial statements.

AVANT TECHNOLOGIES INC.

Consolidated Statements of Operations

For the years ended March 31, 2025 and 2024

	Year ended March 31, 2025	Year ended March 31, 2024

REVENUE	$-	$-

OPERATING EXPENSES
Amortization and Depreciation Expense	74,320	76,953
Consulting Services	517,739	502,978
General and Administrative Expenses	762,478	1,424,334
Marketing Expenses	85,164	30,143
Professional Fees	77,399	62,847
Rent Expenses	857	1,467
Website Expenses	14,835	18,460
TOTAL OPERATING EXPENSES	1,532,792	2,117,182

OTHER INCOME (EXPENSES)	390,677	(11,293)

NET INCOME (LOSS) FROM OPERATIONS	$(1,142,115)	$(2,128,475)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(1,142,115)	$(2,128,475)

COMPREHENSIVE INCOME (LOSS)	$(1,142,115)	$(2,128,475)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	128,148,099	86,532,015

The accompanying notes are an integral part of these financial statements.

AVANT TECHNOLOGIES INC.

Consolidated Statements of Stockholders’ Deficit

For the years ended March 31, 2025 and 2024

	Common Stock		Preferred Stock		Preferred Stock Series A		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2023	38,503,811	$38,504	5,000,000	$ 3,950	-	$-	$172,207	$(847,920)	$(633,259)

Common Shares issued for acquisition	26,000,000	26,000	-	-	-	-	-	-	26,000
Preferred Shares Series A issued for acquisition	-	-	-	-	5,000	25,000	-	-	25,000
Preferred Shares adjustment	-	-	-	1,050	-	-	(1,050)	-	-
Conversion of Notes Payable into Common Shares	28,540,567	28,540	-	-	-	-	1,126,378	-	1,154,918
Conversion of Accounts Payable into Common Shares	150,000	150	-	-	-	-	89,100	-	89,250
Conversion of Notes Payable into Preferred Shares	-	-	2,000,000	2,000	-	-	(2,000)	-	-
Conversion of Common Shares into Preferred Shares	(3,000,000)	(3,000)	3,000,000	3,000	-	-	-	-	-
Conversion of Preferred Shares Series A into Common Shares	26,973,528	26,974	-	-	(1,950)	(9,750)	(17,224)	-	-
Net loss for the year	-	-	-	-	-	-	-	(2,128,475)	(2,128,475)
Balance, March 31, 2024	117,167,906	$117,168	10,000,000	$10,000	3,050	$15,250	$1,367,411	$(2,976,395)	$(1,466,566)

Cancellation of Common Shares	(150,000)	(150)	-	-	-	-	(89,100)	-	(89,250)
Conversion of Accounts Payable into Common Shares	21,645,607	21,646	-	-	-	-	1,112,413	-	1,134,059
Conversion of Common Shares into Preferred Shares	(1,300,000)	(1,300)	1,300,000	1,300	-	-	-	-	-
Net loss for the for the year	-	-	-	-	-	-	-	(1,142,115)	(1,142,115)
Balance, March 31, 2025	137,363,513	$137,364	11,300,000	$11,300	3,050	$15,250	$2,390,724	$(4,118,510)	$(1,563,872)

The accompanying notes are an integral part of these financial statements.

AVANT TECHNOLOGIES INC.

Consolidated Statement of Cash Flows

For the years ended March 31, 2025 and 2024

	Year ended March 31, 2025	Year ended March 31, 2024
OPERATING ACTIVITIES
Net Income (Loss)	$(1,142,115)	$(2,128,475)
Adjustments to reconcile Net Income (Loss)
to net cash used in operations:
Amortization and Depreciation	74,320	76,953
Accounts Payable	(196,536)	844,903
Prepaid Expenses	103,721	(115,699)
Net cash used in Operating Activities	(1,160,610)	(1,322,318)

INVESTING ACTIVITIES
Intangible Assets Acquisition	$-	$(149,000)
Net cash provided by Investing Activities	-	(149,000)

FINANCING ACTIVITIES
Additional paid in capital	$1,023,313	$1,195,204
Capital Stock	20,196	78,664
Convertible Notes Payable	190,275	(93,600)
Loan from Related Parties	105,298	162,559
Notes Payable	(99,000)	-
Preferred Stock	1,300	6,050
Series A Preferred Stock	-	15,250
Net cash provided by Financing Activities	1,241,382	1,364,127

Net cash increase (decrease) for period	$80,772	$(107,191)
Cash at beginning of period	$281	$107,472
Cash at end of period	$81,053	$281

The accompanying notes are an integral part of these financial statements.

AVANT TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) (“AVAI” or “the Company”) is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of information technology consulting services. The Company considers itself a native expert in the field of information technology based on artificial intelligence. The Company’s key acquisitions include Avant! AI, InstantFAME, and a Joint Venture and License Agreement (the “License Agreement”) with Ainnova Tech Inc. (“AINN”). These acquisitions provide the Company with resources in full-stack software development, database management, data integration, project management, and cloud services. Avant’s mission is to provide innovative and effective AI solutions that transform businesses and positively impact society. Avant strives to push the boundaries of AI technology and empower organizations to achieve their full potential. We believe that our technology can provide a self-sustained system that prepares its data from unlabeled information (Unsupervised Clustering), and then analyzes it using various, proprietary, supervised learning techniques, thereby improving data efficiency. Unsupervised learning pre-processes and extracts meaningful features from raw or unlabeled data, preparing them as inputs for the supervised learning model. This process also facilitates True Learning from Experience. Unsupervised learning is utilized to learn relevant information from many source domains. This knowledge is then evaluated and applied to a related or different domain(s), where information might be in short supply. This represents a true learning capability. Avant can leverage the knowledge learned from the source domain to improve performance in the other domains, as well as Factual discovery/conclusion by learning data. Avant’s Unsupervised learning techniques, like clustering, help identify groups or patterns in the data, reaching conclusions. Then its supervised learning mechanism can create new datasets (information), which are used for further domains, improving classification and regression tasks. This feature is a true reasoning mechanism.

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. However, the Company had recurring losses as of March 31, 2025. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $81,053 of cash as of March 31, 2025.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company had $12,080 in prepaid expenses as of March 31, 2025 (March 31, 2024 – $115,685). Prepaid expenses consist of prepaid services.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through March 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the years ended March 31, 2025 and 2024, there was no difference between our net loss and comprehensive loss.

Accounting Standards Adopted in 2025

Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard provides improvements to reportable segment disclosure requirements through amendments that require disclosure of significant segment expenses and other segment items on an interim and annual basis and requires all annual disclosures about a reportable segment’s profit or loss and assets to be made on an interim basis. The standard also requires the disclosure of the chief operating decision maker’s (“CODM”) title and position and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also clarifies that if the CODM uses more than one measure in assessing segment performance and deciding how to allocate resources, a company may report the additional segment profit or loss measure(s) and that companies with a single reportable segment must provide all disclosures required by this amendment. The ASU is effective for fiscal years beginning after

December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard should be applied retrospectively to all prior periods presented in the financial statements.

During the fourth quarter of 2025, the Company adopted ASU 2023-07 and enhanced our segment disclosures in line with the new guidance. The adoption had no effect on our consolidated financial statements.

The Company’s CODM is the Chief Executive Officer (the “CEO”). The CODM reviews consolidated operating results, cash flow forecasts, and major expense categories across the Company, without distinguishing separate business segments, to evaluate performance and allocate resources. As a result, the Company continues to operate as a single reportable segment.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – FIXED ASSETS

As of March 31, 2025, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $1,500 as of March 31, 2025.

Note 5 – INTANGIBLE ASSETS

During the year ended March 31, 2019, the Company capitalized website development costs for $8,361. Accumulated amortization expense of website development costs was $8,361 as of March 31, 2025.

In June 2019 the Company capitalized mobile application development costs for $97,400. During the year ended March 31, 2024, the Company capitalized mobile application development update costs for $29,450. As of March 31, 2025, the total amount of capitalized mobile application development costs was $126,850. Accumulated amortization expense of application development was $117,033 as of March 31, 2025.

In December 2019 and March 2020, the Company purchased an RSS Database. As of March 31, 2025, the total amount of RSS Database was $149,000. Accumulated amortization expense of RSS Database was $149,000 as of March 31, 2025.

In April 2023, the Company acquired Avant! AI™ and Instant FAME™ technologies. As of March 31, 2025, the total amount of the acquired assets was $124,000 and $25,000, respectively. Accumulated amortization expense of Avant! AI™ was $23,767 as of March 31, 2025. Accumulated amortization expense of Instant FAME™ was $4,791 as of March 31, 2025.

During the year ended March 31, 2024, the Company capitalized chatbot development costs for $4,060. Accumulated amortization expense of chatbot development costs was $ $2,707 as of March 31, 2025.

The Company had the following intangible assets as of March 31, 2025 and 2024:

	As of March 31, 2025	As of March 31, 2024

Avant! AI™	$124,000	$124,000
Chatbot Developments	4,060	4,060
Instant FAME™	25,000	25,000
Mobile Application Development Costs	126,850	126,850
RSS Database	149,000	149,000
Website Development	8,361	8,361
Accumulated Amortization	(305,659)	(231,339)

Total Intangible Assets, Net	$131,612	$205,932

Note 6 – RELATED PARTY TRANSACTIONS

As of March 31, 2025, our secretary, Natalija Tunevic, has loaned to the Company $114,328. This loan is unsecured, non-interest bearing and due on demand.

As of March 31, 2025, our director, Vitalis Racius, has loaned to the Company $112,520, of which $55,886 was advanced to the Company for the Company's operating expenses during the year ended March 31, 2025. This loan is unsecured, non-interest bearing and due on demand.

As of March 31, 2024, our shareholder, Marieta Seiranova, has loaned to the Company $68,078. This loan was unsecured, non-interest bearing and due on demand. During the year ended March 31, 2025, Marieta Seiranova advanced to the Company $155,265 and $223,343 was repaid.

As of March 31, 2025, our shareholder, Mehrabian Investments LLC, has loaned to the Company $30,000. This loan is unsecured, non-interest bearing and due on demand.

As of March 31, 2025, our shareholder, IGOR 1 CORP, has loaned to the Company $130,637, of which $131,251 was advanced to the Company for the Company's operating expenses and $13,761 was repaid during the year ended March 31, 2025. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of March 31, 2025. The advances are interest-free and due on demand.

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of March 31, 2025.

On November 21, 2023, the Company issued 3,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On December 1, 2023, the Company issued 2,000,000 shares of preferred stock as bonuses to officers of the Company.

On August 1, 2024, the Company issued 1,300,000 shares of preferred stock in exchange for 1,300,000 shares of common stock.

There were 11,300,000 shares of preferred stock issued and outstanding as of March 31, 2025.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of March 31, 2025.

In April 2023, the Company issued 5,000 shares of preferred stock series A for InstantFAME™ acquisition.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

There were 3,050 shares of preferred stock series A issued and outstanding as of March 31, 2025.

Common Stock

The Company has 500,000,000, $0.001 par value shares of common stock as of March 31, 2025.

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

On February 13, 2025, the Company issued 131,933 common shares for cancelation of $60,000 debt for the consulting services provided.

On March 3, 2025, the Company issued 100,000 common shares for cancelation of $47,656 payroll debt.

There were 137,363,513 shares of common stock issued and outstanding as of March 31, 2025.

Warrants

No warrants were issued or outstanding as of March 31, 2025.

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

On November 3, 2023, the Company and Timothy Lantz entered into an Employment Agreement pursuant to which Mr. Lantz was retained as Director and Chief Executive Officer. In consideration for serving as CEO, Mr. Lantz will receive an annual base cash salary of $480,000 plus an annual cash bonus equal to 50% of the annual base salary, to be paid no later than March 15th of the year immediately following the year in which the bonus was earned.

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

On December 11, 2023 (the "Effective Date"), the Company and Wired-4-Tech, Inc., controlled by Mr. Paul Averill ("Developer") entered into a Technology Co-Development Agreement (the "Agreement"). Pursuant to the Agreement, Developer agrees to develop and deliver certain unique and proprietary hardware and software developed and/or customized specifically (the "Technologies") for Company's exclusive use. The Company will provide Developer with its specific requirements and specifications for the Technologies. Developer will be responsible for all aspects of the development and delivery of the Technologies, including design, engineering, testing, and deployment. The Company will have the right to review and approve the Technologies at various stages of development. Upon completion of the development of the Technologies, Developer will grant Client an exclusive, perpetual license to use, modify, and sublicense the Technologies. Developer will transfer all intellectual property rights of the Technologies to the Company.

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

On January 26, 2024, the Avant Technologies Inc. entered into an Employment Agreement (the "Agreement") with Angela Harris and appointed Mrs. Harris to assume the role of Chief Operating Officer for the Company. Angela Harris is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Angela Harris will undertake the responsibilities of Chief Operating Officer (“COO”), starting February 1, 2024 (the “Start Date”) without concurrent membership on the board but as a member of the Senior Management Team.

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

On July 17, 2024 (the “Effective Date”), the Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments, LLC (“GHS”), pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of $20,000,000, subject to certain limitations and conditions set forth in the Equity

Financing Agreement from time to time over the course of 24 months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”). On May 13, 2025, the Company provided formal written notice to GHS Investments, LLC (“GHS”) of its decision to terminate the Equity Financing Agreement (the “ELOC”) dated July 17, 2024, between the Company and GHS. The termination notice was acknowledged and accepted by GHS. As of May 13, 2025, both the ELOC and the Registration Rights Agreement between the Company and GHS are considered terminated and of no further force or effect. The termination was made by mutual agreement, and neither party has any further obligations or liabilities to the other under either agreement.

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

On October 30, 2024, the Company or “Avant”) and Chris Winter entered into an Employment Agreement (the “Agreement”) pursuant to which Mr. Winter was retained as Chief Operating Officer. Chris Winter is not a relative of any director or executive officer of the Company and does not own more than 5% of the Company's outstanding common stock. Mr. Winter will undertake the responsibilities of COO, started November 1, 2024, without concurrent membership on the Board but as a member of the Senior Management Team. In consideration for serving as COO, Mr. Winter will receive a quarterly RSA equal 100,000 shares of common stock (the “Quarterly RSA”) for each calendar quarter beginning on November 1st, 2024 and continuing throughout the term of employment. Payment shall be made in shares of common stock of the Company (“Stock”). Due to the Start date being mid-Quarter, the shares will be prorated to 67,000 shares of the Company’s Common stock. The initial share issuance will be due at the signing by both Parties of this Employment Agreement. The Share Issuance will be at the beginning of each new Quarter. To the extent that any portion of the Quarterly RSA is paid in Stock, shares of Stock shall be fully earned and vested upon issuance. The number of shares of Stock to be issued in such case will be determined by dividing that portion of the Quarterly RSA payable in Stock by 85% of the Company’s thirty-day Volume Weighted Average Price (“VWAP”) of the Stock, for the thirty-day period immediately prior to the date of issuance. This represents a 15% discount to the relevant VWAP, which discount shall at no point be less than $0.10 per share of Stock. In connection with the issuance of any Quarterly RSA (the “RSA Quarterly Issuance”), the Company shall pay a bonus to Mr. Winter in an amount equal to the estimated tax owed by Chris Winter in connection to the RSA Quarterly Issuance (including a grossed-up amount to reflect the tax impact of such bonus). Such bonus shall be payable within ten days of the issuance.

Effective November 6, 2024, Kenneth L. Waggoner was terminated from his position as Chief Executive Officer of the Company, following approval by the Board of Directors during their meeting. His departure was without any conflicts with the Board.

On November 7, 2024, Mr. Winter, the current Chief Operating Officer was reassigned to the role of the Company's CEO from his previous position as COO.

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

On November 20, 2024, the Company approved the issuance of 67,000 shares of Common Stock to Mr. Winter as compensation, in compliance with the Employment Agreement dated October 30, 2024, for cancellation of a $22,164 payroll debt for the period from November 1, 2024 to December 31, 2024.

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

On January 1, 2025, the Company entered into Debt Forgiveness Agreements with the following individuals: William Hisey, in the amount of $5,869.86; Kenneth L Waggoner, in the amount of $161,739.13; Percy Kwong, in the amount of $300,000; and Danny Rittman, in the amount of $375,000. Pursuant to these agreements, each individual forgave the respective amounts previously owed to them by the Company.

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

On March 3, 2025, the Company approved the issuance of 100,000 shares of Common Stock to Mr. Winter as compensation, in compliance with the Employment Agreement dated October 30, 2024, for cancellation of a $47,656 payroll debt for the period from January 1, 2025 to March 31, 2025.

On March 14, 2025, the Company entered into a Securities Purchase Agreement and executed a Promissory Note (the “Note”), under which the Company has agreed to pay to RED ROAD HOLDINGS CORPORATION, a Virginia corporation, or its registered assigns (the “Holder”), the sum of $93,725, together with any interest as specified in the Note, on or before January 15, 2026 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the Securities Purchase Agreement dated the same date as this Note, under which the Note was originally issued.

Note 10 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2025, the Company had net operating loss carry forwards of approximately $4,118,510 that may be available to reduce future years’ taxable income in varying amounts through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance as of March 31, 2025, was approximately $864,887. The net change in valuation allowance during the year ended March 31, 2025, was $(417,907). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2025. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

For the years ended March 31, 2025 and 2024, the provision for Federal income tax consists of the following:

	March 31, 2025	March 31, 2024
Non-current deferred tax assets:
Net operating loss carry forward	$(4,118,510)	$(2,976,395)
Total deferred tax assets	(864,887)	(625,043)
Valuation allowance	$864,887	$625,043
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended March 31, 2025 and 2024, as follows:

	March 31, 2025	March 31, 2024
Computed “expected” tax expense (benefit)	(4,118,510)	(2,976,395)
Change in valuation allowance	$(417,907)	$(446,980)
Actual tax expense (benefit)	-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to March 31, 2025, through the date these financial statements were issued, and has determined that the followings represent material subsequent events to disclose in these financial statements:

On May 13, 2025, the Company filed a withdrawal request for its previously filed Form S-1 Registration Statement, along with all exhibits and amendments thereto, originally filed with the Securities and Exchange Commission on February 28, 2025, and Amendment #1 filed on April 11, 2025. The Form S-1 had been submitted in connection with the Equity Purchase Agreement entered into with GHS Investments LLC dated July 17, 2024. The withdrawal of the S-1 was based on changes in the Company’s strategic and business considerations, and there were no significant financial impacts resulting from this withdrawal.

On May 13, 2025 (the “Effective Date”), the Company provided formal written notice to GHS of its decision to terminate the Equity Financing Agreement (the “ELOC”) dated July 17, 2024, between the Company and GHS. The termination notice was acknowledged and accepted by GHS. As of the Effective Date, both the ELOC and the related Registration Rights Agreement between the Company and GHS are considered terminated and of no further force or effect. The termination was made by mutual agreement, and neither party has any further obligations or liabilities to the other under either agreement. The Company’s decision to terminate the ELOC was made after careful evaluation of current market conditions and its strategic direction. The Company determined that the terms of the ELOC, including the existing minimum floor price, no longer align with its revised business objectives and shareholder interests. In addition, the Company withdrew its currently pending Form S-1 registration statement and pursue a revised equity financing structure with improved terms, including a higher minimum floor price of $2 per share. This new structure will be designed to better reflect prevailing market conditions, enhance compliance with applicable regulations, and support transparent corporate governance. The termination is being made pursuant to Section 9.4 of the Registration Rights Agreement related to the ELOC, which permits termination by mutual consent or as otherwise permitted.

On June 30, 2025 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) and executed a Promissory Note (the “Note”), under which the Company has agreed to pay to Boot Capital LLC, a Delaware limited liability company, or its registered assigns (the “Holder”), the sum of $115,000 together with any interest as specified in the Note, on or before April 30, 2026 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued.

In a separate transaction also dated June 30, 2025, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $180,550 together with any interest as specified in the Note, on or before April 30, 2026 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of March 31, 2025. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.               We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.               We did not maintain appropriate cash controls - As of March 31, 2025, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.               We did not implement appropriate information technology controls - As at March 31, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended March 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company.

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Ivan Lunegov	40	President & Director
Vitalis Racius	43	Chief Financial Officer, Director &Treasurer
Chris Winter	62	Chief Executive Officer
Natalija Tunevic	66	Secretary

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

Chris Winter, Chief Executive Officer

Chris Winter serves as our Chief Executive Officer. From 2004 until February 2024, he held the position of CEO and President of Innovative Holdings Alliance, Inc. (IHAI). He resigned from this role to focus more on consulting opportunities and has continued with Innovative Holdings as a consultant. In early October 2024, Mr. Winter began collaborating with Mike McLaren to facilitate the acquisition of a NASDAQ-listed company, SGBX, for a reverse merger with his Oil and Gas business.

He remains actively involved in exploring new business opportunities to further expand the company's growth. In November 2024, Mr. Winter was appointed to replace the existing officers and directors of Maverick Energy Group, Ltd. (MKGP). During his interim tenure, he successfully restored the company to Pink Current Information status by addressing overdue financial and disclosure filings and bringing the company into Good Standing with the State of Nevada.

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

Item 11. Executive Compensation.

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended March 31, 2025 and 2024:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Natalija Tunevic Secretary	March 31, 2025	50,000	-0-	-0-	-0-	-0-	-0-	-0-	50,000
	March 31, 2024	39,667	-0-	-0-	-0-	-0-	-0-	-0-	39,667

Ivan Lunegov President and Director	March 31, 2025	400,000	-0-	-0-	-0-	-0-	-0-	-0-	400,000
	March 31, 2024	253,333	-0-	-0-	-0-	-0-	-0-	-0-	253,333

Vitalis Racius Treasurer, Director, Chief Financial and Accounting Officer	March 31, 2025	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000
	March 31, 2024	102,667	-0-	-0-	-0-	-0-	-0-	-0-	102,667

Danny Rittman, Former CISO	March 31, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 31, 2024	206,818	-0-	-0-	-0-	-0-	-0-	-0-	206,818

Chris Winter, Chief Executive Officer	March 31, 2025	69,820	-0-	-0-	-0-	-0-	-0-	-0-	69,820
	March 31, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

William Hisey, Former Interim CEO	March 31, 2025	12,000	-0-	-0-	-0-	-0-	-0-	-0-	12,000
	March 31, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Paul Averill, Former Chief Operating Officer	March 31, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 31, 2024	250,000	-0-	-0-	-0-	-0-	-0-	-0-	250,000

Percy Kwong, Former Technology Advisor	March 31, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 31, 2024	550,000	-0-	-0-	-0-	-0-	-0-	-0-	550,000

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

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2025, no new warrants were awarded to the executives

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 30, 2025, concerning the number of shares of common stock beneficially owned by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Mikhail Bukshpan	9,900,000	7.207%
Common Stock	Ivan Lunegov	9,904,994	7.211%
Preferred Stock	Natalija Tunevic	6,000,000	47%*)
Preferred Stock	Vitalis Racius	5,300,000	53%*)
Preferred Stock Series A	ALTHA LLC	3,050	4.99%***)

The percent of class is based on 137,511,233 shares of common stock, 11,300,000 of preferred stock and 3,050 of series A preferred stock issued and outstanding as of the date of this annual report

*) Voting right 5 to 1.

**) agreed to a lock-up period of nine (9) months from April 2023

***) Voting on an as converted basis, subject to 4.99% Blocker of beneficial ownership

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adversary to the Company or has a material interest adverse to the Company.

Item 13. Certain Relationships and Related Transactions.

There are no promoters of the company, and have been none, as defined in Item 404(c)(1)(i) of Regulation S-K, other than the Company’s directors and officers.

During the year ended March 31, 2025, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of March 31, 2025, our directors and officers had loaned $512,075 to the Company to provide working capital for its business operations.

Procedures for Approval of Related Party Transactions

Our Board of Directors is in charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company has no outside directors as of March 31, 2025.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to our company for the years ended March 31, 2025 and 2024 for professional services rendered by DylanFloyd Accounting & Consulting, our principal independent accountants:

Fees	March 31, 2025	March 31, 2024
Audit Fees	$26,000	$19,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$26,000	$19,000

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are included as part of this report by reference:

19	INSIDER TRADING POLICY

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 16. Form 10–K Summary.

None.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 8, 2025	AVANT TECHNOLOGIES INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Financial Officer, Director & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	July 8, 2025
Natalija Tunevic

/s/ Ivan Lunegov	President & Director	July 8, 2025
Ivan Lunegov

/s/ Vitalis Racius	Chief Financial Officer, Director & Treasurer	July 8, 2025
Vitalis Racius

/s/ Chris Winter	Chief Executive Officer	July 8, 2025
Chris Winter