Form 10-Q
period 2025-06-30
AVANT TECHNOLOGIES INC.
filed 2025-08-12
CIK 1740797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

(USA Address: 5348 Vegas Drive, Las Vegas, NV, 89108)

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

Yes [  ]        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 137,629,465 common shares issued and outstanding as of August 12, 2025.

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

AVANT TECHNOLOGIES INC.

Consolidated Balance Sheets

	June 30, 2025 (Unaudited)	March 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$10,062	$81,053
Prepaid Expenses	10,150	12,080
Total Current Assets	20,212	93,133

Intangible Assets, Net (Note 6)	125,094	131,612
TOTAL ASSETS	$145,306	$224,745
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$1,124,065	$885,267
Loan from Related Parties (Note 7)	631,891	512,075
Convertible Notes Payable (Note 8)	290,811	391,275
Loan Payable (Note 8)	90,000	-
Total Current Liabilities	2,136,767	1,788,617
Total Liabilities	2,136,767	1,788,617

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 11,300,000 and 11,300,000 common shares issued and outstanding respectively (Note 9)	11,300	11,300
Preferred stock Series A, $0.001 par value, 5,000 shares authorized; 3,050 and 3,050 shares issued and outstanding, respectively (Note 9)	15,250	15,250
Common stock, $0.001 par value, 500,000,000 shares authorized; 137,511,233 and 137,363,513 common shares issued and outstanding respectively (Note 9)	137,512	137,364
Additional Paid in Capital	2,450,576	2,390,724
Accumulated Deficit	(4,606,099)	(4,118,510)
Total Stockholders’ Deficit	(1,991,461)	(1,563,872)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$145,306	$224,745

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

Consolidated Statements of Operations

Three months ended June 30, 2025 and 2024

(Unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024

REVENUE	$-	$-

OPERATING EXPENSES
Amortization Expense	6,518	19,517
Consulting Services	64,910	176,739
General and Administrative Expenses	213,886	254,674
Marketing Expenses	154,190	36,100
Professional Fees	48,085	24,530
Rent Expenses	-	235
Website Expenses	-	5,499
TOTAL OPERATING EXPENSES	487,589	517,294

OTHER INCOME (EXPENSES)	-	(11,549)

NET INCOME (LOSS) FROM OPERATIONS	$(487,589)	$(528,843)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(487,589)	$(528,843)

COMPREHENSIVE INCOME (LOSS)	$(487,589)	$(528,843)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	137,462,534	115,827,600

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Three months ended June 30, 2025 and 2024

(Unaudited)

AVANT TECHNOLOGIES INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Three months ended June 30, 2025 and 2024

(Unaudited)

	Common Stock			Preferred Stock	Preferred Stock Series A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2024	117,167,906	$117,168	10,000,000	$$10,000	3,050	$15,250	$1,367,411	$(2,976,395)	$(1,466,566)

Cancellation of Common Shares	(150,000)	(150)	-	-	-	-	(89,100)	-	(89,250)
Net Loss for the Three Months	-	-	-	-	-	-	-	(528,843)	(528,843)
Balance, June 30, 2024	117,017,906	$117,018	10,000,000	$$10,000	3,050	$15,250	$1,278,311	$(3,505,238)	$(2,084,659)

Balance, March 31, 2025	137,363,513	$137,364	11,300,000	$$11,300	3,050	$15,250	$2,390,724	$(4,118,510)	$(1,563,872)

Conversion of Accounts Payable into Common Shares	147,720	148	-	-	-	-	59,852	-	60,000
Net Loss for the Three Months	-	-	-	-	-	-	-	(487,589)	(487,589)
Balance, June 30, 2025	137,511,233	$137,512	11,300,000	$$11,300	3,050	$15,250	$2,450,576	$(4,606,099)	$(1,991,461)

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

Three months ended June 30, 2025 and 2024

(Unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024
OPERATING ACTIVITIES
Net Income (Loss)	$(487,589)	$(528,843)
Adjustments to reconcile Net Income (Loss)
to net cash used in operations:
Amortization	6,518	19,517
Accounts Payable	238,798	438,859
Prepaid Expenses	1,930	57,765
Net cash used in Operating Activities	(240,343)	(12,702)

FINANCING ACTIVITIES
Additional Paid in Capital	$59,852	$(89,100)
Capital Stock	148	(150)
Convertible Notes Payable	(100,464)	(126,000)
Loan from Related Parties	119,816	228,115
Loan Payable	90,000	-
Net cash provided by Financing Activities	169,352	12,865

Net cash increase (decrease) for period	$(70,991)	$163
Cash at beginning of period	$81,053	$281
Cash at end of period	$10,062	$444

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Avant Technologies Inc. (formerly Trend Innovations Holding Inc.) (“AVAI” or the “Company”) is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of information technology consulting services. The Company considers itself a native expert in the field of information technology based on artificial intelligence. The Company’s key acquisitions include Avant! AI, InstantFAME, and a Joint Venture and License Agreement (the “License Agreement”) with Ainnova Tech Inc. (“AINN”). These acquisitions provide the Company with resources in full-stack software development, database management, data integration, project management, and cloud services. Avant’s mission is to provide innovative and effective AI solutions that transform businesses and positively impact society. Avant strives to push the boundaries of AI technology and empower organizations to achieve their full potential. We believe that our technology can provide a self-sustained system that prepares its data from unlabeled information (Unsupervised Clustering), and then analyzes it using various, proprietary, supervised learning techniques, thereby improving data efficiency. Unsupervised learning pre-processes and extracts meaningful features from raw or unlabeled data, preparing them as inputs for the supervised learning model. This process also facilitates True Learning from Experience. Unsupervised learning is utilized to learn relevant information from many source domains. This knowledge is then evaluated and applied to a related or different domain(s), where information might be in short supply. This represents a true learning capability. Avant can leverage the knowledge learned from the source domain to improve performance in the other domains, as well as Factual discovery/conclusion by learning data. Avant’s Unsupervised learning techniques, like clustering, help identify groups or patterns in the data, reaching conclusions. Then its supervised learning mechanism can create new datasets (information), which are used for further domains, improving classification and regression tasks. This feature is a true reasoning mechanism.

On May 23, 2023, the Company filed an application with the Financial Industry Regulation Authority (“FINRA”) in order to change the name and trading symbol of the Company. On July 18, 2023, FINRA announced the Company’s Name Change and Symbol Change, which became effective on July 19, 2023 on the OTC Markets. The Name Change and Symbol Change do not affect the rights of the Company’s security holders. The Company’s securities will continue to be quoted on the OTC Markets. Following the Name Change, the stock certificates, which reflect the former name of the Company, will continue to be valid. Certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

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

Ainnova Tech Inc.

On November 8, 2024, the Company entered into a Joint Venture and License Agreement (the “License Agreement”) with Ainnova Tech Inc., which became effective as of November 11, 2024 (the “Effective Date”). Under the License Agreement, Avant and AINN formed a new Nevada limited liability company called “Ai-nova Acquistion Corp LLC” (“AAC”) on December 6, 2024, with its registered address at 701 S. Carson St. Suite 200, Carson City, NV 89701, USA, and contributed the proprietary rights to both North America (The United States and Canada) and Europe.

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had recurring losses as of June 30, 2025, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by the Company in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2025, and for the related periods presented. The results for the three months ended June 30, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $10,062 of cash as of June 30, 2025.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company had $10,150 in prepaid expenses as of June 30, 2025 (March 31, 2025 – $12,080). Prepaid expenses consist of prepaid services.

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

Application Development Costs

The Company follows the provisions of Accounting Standards Codification (“ASC”) 985, “Software”, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible software costs incurred once technological feasibility is established. The Company amortizes these costs using the straight-line method over a period from one to five years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

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

Revenue Recognition

The Company adopted ASC 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through June 30, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months ended June 30, 2025 and 2024, there was no difference between our net loss and comprehensive loss.

Accounting Standards Adopted in 2025

Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280)”: Improvements to Reportable Segment Disclosures:

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280)”: Improvements to Reportable Segment Disclosures.

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

During the year ended March 31, 2025, the Company adopted ASU 2023-07 and enhanced our segment disclosures in line with the new guidance. The adoption had no effect on our consolidated financial statements.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – OPERATING SEGMENTS

The Company’s CODM is the Chief Executive Officer (the “CEO”). The CODM reviews consolidated operating results, cash flow forecasts, and major expense categories across the Company, without distinguishing separate business segments, to evaluate performance and allocate resources. As a result, the Company continues to operate as a single reportable segment.

Note 5 – FIXED ASSETS

As of June 30, 2025, our fixed assets comprised of $1,500 in equipment. Accumulated depreciation expense of equipment was $1,500 as of June 30, 2025.

Note 6 – INTANGIBLE ASSETS

During the year ended March 31, 2019, the Company capitalized website development costs for $8,361. Accumulated amortization expense of website development costs was $8,361 as of June 30, 2025.

In June 2019 the Company capitalized mobile application development costs for $97,400. During the year ended March 31, 2024, the Company capitalized mobile application development update costs for $29,450. As of June 30, 2025, the total amount of capitalized mobile application development costs was $126,850. Accumulated amortization expense of application development was $119,487 as of June 30, 2025.

In December 2019 and March 2020, the Company purchased an RSS Database. As of June 30, 2025, the total amount of RSS Database was $149,000. Accumulated amortization expense of RSS Database was $149,000 as of June 30, 2025.

In April 2023, the Company acquired Avant! AI™ and Instant FAME™ technologies. As of June 30, 2025, the total amount of the acquired assets was $124,000 and $25,000, respectively. Accumulated amortization expense of Avant! AI™ was $26,867 as of June 30, 2025. Accumulated amortization expense of Instant FAME™ was $5,417 as of June 30, 2025.

During the year ended March 31, 2024, the Company capitalized chatbot development costs for $4,060. Accumulated amortization expense of chatbot development costs was $3,045 as of June 30, 2025.

The Company had the following intangible assets as of June 30, 2025 and March 31, 2025:

	As of June 30, 2025	As of March 31, 2025

Avant! AI™	$124,000	$124,000
Chatbot Developments	4,060	4,060
Instant FAME™	25,000	25,000
Mobile Application Development Costs	126,850	126,850
RSS Database	149,000	149,000
Website Development	8,361	8,361
Accumulated Amortization	(312,177)	(305,659)

Total Intangible Assets, Net	$125,094	$131,612

Note 7 – RELATED PARTY TRANSACTIONS

As of June 30, 2025, our secretary, Natalija Tunevic, has loaned to the Company $114,328. This loan is unsecured, non-interest bearing and due on demand.

As of June 30, 2025, our director, Vitalis Racius, has loaned to the Company $127,983, of which $15,463 was advanced to the Company for the Company's operating expenses during the three months ended June 30, 2025. This loan is unsecured, non-interest bearing and due on demand.

As of June 30, 2025, our shareholder, Marieta Seiranova, has loaned to the Company $7,000, of which $7,000 was advanced to the Company for the Company's operating expenses during the three months ended June 30, 2025. This loan was unsecured, non-interest bearing and due on demand.

As of June 30, 2025, our shareholder, Mehrabian Investments LLC, has loaned to the Company $30,000. This loan is unsecured, non-interest bearing and due on demand.

As of June 30, 2025, our shareholder, IGOR 1 CORP, has loaned to the Company $227,990, of which $110,710 was advanced to the Company for the Company's operating expenses and $13,357 was repaid during the three months ended June 30, 2025. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of June 30, 2025. The advances are interest-free and due on demand.

Note 8 – THIRD PARTY TRANSACTIONS

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

As of June 30, 2025, Elentina Group LLC, has loaned to the Company $90,000, of which $90,000 was advanced to the Company for the Company's operating expenses. This loan is unsecured, non-interest bearing, and repayable on demand at any time prior to its stated maturity date of June 30, 2027. There are no prepayment penalties or fees associated with early repayment.

Note 9 – STOCKHOLDERS’ EQUITY

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of June 30, 2025.

On November 21, 2023, the Company issued 3,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On December 1, 2023, the Company issued 2,000,000 shares of preferred stock as bonuses to officers of the Company.

On August 1, 2024, the Company issued 1,300,000 shares of preferred stock in exchange for 1,300,000 shares of common stock.

There were 11,300,000 shares of preferred stock issued and outstanding as of June 30, 2025.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of June 30, 2025.

In April 2023, the Company issued 5,000 shares of preferred stock series A for InstantFAME™ acquisition.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

There were 3,050 shares of preferred stock series A issued and outstanding as of June 30, 2025.

Common Stock

The Company has 500,000,000, $0.001 par value shares of common stock as of June 30, 2025.

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

On April 30, 2025, the Company issued 147,720 common shares for cancelation of $60,000 debt for the consulting services provided.

There were 137,511,233 shares of common stock issued and outstanding as of June 30, 2025.

Warrants

No warrants were issued or outstanding as of June 30, 2025.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

Note 10 – COMMITMENTS AND CONTINGENCIES

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

On May 23, 2023, the Company, filed a Certificate of Amendment to its Articles of Incorporation changing the Company’s name to Avant Technologies Inc. (the “Name Change”). On May 23, 2023, in connection with the foregoing, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority, requesting confirmation of the Name Change and also to request the change of the Company’s ticker symbol from “TREN” to “AVAI” (the “Symbol Change”). On July 18, 2023, FINRA announced the Company’s Name Change and Symbol Change, which became effective on July 19, 2023 on the OTC Markets. The Name Change and Symbol Change do not affect the rights of the Company’s security holders. The Company’s securities will continue to be quoted on the OTC Markets. Following the Name Change, the stock certificates, which reflect the former name of the Company, will continue to be valid. Certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

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

On July 24, 2023, the Company and Danny Rittman entered into an Employment Agreement pursuant to which Mr. Rittman was retained as consultant filling in the task as a Chief Information Security Officer (“CISO”), though not an officer of the Company. In consideration for serving as CISO, Mr. Rittman will receive an annual base salary of $300,000 payable in shares of common stock of the Company (the “CISO Shares”), which shall be increased to $600,000 upon the Company up-listing to a national exchange. The CISO Shares will be paid on a quarterly basis at the beginning of each quarter, prorated for partial quarters. The number of CISO Shares to be issued on a quarterly basis shall be determined by dividing $75,000 (which is the quarterly pay for three months) by the Company’s 20-day VWAP. Mr. Rittman shall be paid a one-time $50,000 cash payment no later than thirty (30) days after the Company raises sufficient equity financing or other working capital. Dr. Rittman is a veteran software architect and integrated circuit technology expert with over 20 years of experience in the technology sector. From 2014 through the present, Dr. Rittman served as the Chief Technology Officer and as a director of GBT Technologies, Inc. (OTC: GTCH) (“GBT”), leading its technological direction and managing teams of mobile software developers. From 2012, through 2014, Dr. Rittman served as a Senior Integrated Circuit Consultant for Qualcomm / Max Linear, managing teams of integrated circuit designers within the mobile technology arena. From 2005 through 2010, Dr. Rittman served as the Founder and Chief Technology Officer of Micrologic Design Automation, leading the company’s technological direction, including architecture, design and development of EDA software tools. From 2002 through 2007, Dr. Rittman served as an Integrated Circuit CAD / Software Senior Consultant for IBM, managing integrated circuit back-end projects and leading back-end CAD and QA software tool development and implementation. From 1995 through 2002, Dr. Rittman served as the Founder and VP of R&D for Bind-key Technologies, leading the company’s technological direction, research and development of EDA software tools for integrated circuits and back-end design. Dr. Rittman received a BS in Electrical Engineering - VLSI Design from the University of Bridgeport, graduating Magna Cum Laude in 1992; a MS in Computer Science VLSI Design, specializing in Automation Algorithms, from La Salle University, graduating Magna Cum Laude in 1996; and a PhD in Computer Science - VLSI Design, specializing in EDA Concepts and Algorithms, from La Salle University, graduating Summa Cum Laude in 1998. Dr. Rittman completed a master's degree in information and cybersecurity at Berkeley University. The UC Berkeley MICS (Master of Information and Cybersecurity) program is a graduate-

level, accredited program providing comprehensive information and cybersecurity education. The School of Information (iSchool) offers it in collaboration with the College of Engineering at the University of California, Berkeley. The MICS program is designed to provide students with the technical and policy aspects of information and cybersecurity. It covers computer security, cryptography, network security, privacy, risk management, and cybercrime. The program emphasizes a hands-on, project-based approach to learning and provides students with opportunities to work on real-world cybersecurity problems. The MICS program provides participants with the cybersecurity skills and knowledge needed to assume leadership positions in private-sector technology companies and government and military organizations.

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

On November 8, 2024, the Company entered into a Joint Venture and License Agreement (the “License Agreement”) with Ainnova Tech Inc., which became effective as of November 11, 2024 (the “Effective Date”). Under the License Agreement, Avant and AINN will form a new Nevada Corporation called “Ai-Nova Acquistion Corp” (“AAC”) and contribute the proprietary rights to both North America (The United States and Canada) and Europe.

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

On April 28, 2025, the Company approved the issuance of 147,720 shares of Common Stock to Kenn Kerr as compensation in compliance with the Consulting Agreement dated January 1, 2025, for the period from January 1, 2025 to March 31, 2025.

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

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to June 30, 2025, through the date these financial statements were issued, and has determined that the followings represent material subsequent events to disclose in these financial statements:

On July 1, 2025, the Company approved the issuance of 118,232 shares of Common Stock to Kenn Kerr as compensation in compliance with the Consulting Agreement dated January 1, 2025, for the period from April 1, 2025 to June 30, 2025.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended March 31, 2025, the unaudited statements of operations for the three months ended June 30, 2025 and 2024 are compared in the sections below.

Business Description

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

On May 23, 2023, the Company filed an application with the Financial Industry Regulation Authority in order to change the name and trading symbol of the Company. On July 18, 2023, FINRA announced the Company’s Name Change and Symbol Change, which became effective on July 19, 2023 on the OTC Markets. The Name Change and Symbol Change do not affect the rights of the Company’s security holders.

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

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to September 30, 2023 the Company acquired additional 50,000 processed sources. As of June 30, 2025, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

Offices

We do not own any real estate or other properties.  The Company rents a virtual office at 5348 Vegas Drive, Las Vegas, NV 89108. The company’s registered office is located at Sv. Stepono g. 27D-2, LT-01315 Vilnius, Lithuania.

Results of operations

Results of Operations for the three months ended June 30, 2025 and 2024:

Revenue

For the three months ended June 30, 2025 and 2024 the Company did not generate any revenue.

Operating expenses

Total operating expenses for the three months ended June 30, 2025 and 2024 were $487,589 and $517,294. The operating expenses for the three months ended June 30, 2025, included $6,518 in amortization expenses; $64,910 in consulting services; $213,886 in general and administrative expenses; $154,190 in marketing expenses and $48,085 in professional fees. The operating expenses for the three months ended June 30, 2024, included $19,517 in amortization expenses; $176,739 in consulting services; $254,674 in general and administrative expenses; $36,100 in marketing expenses; $24,530 in professional fees; $235 in rent expense and $5,499 in website expenses. Total operating expenses for three months ended June 30, 2025, compared the three months ended June 30, 2024, decreased by 6%, or $29,705, primarily due to lower consulting services.

Other Income (Expenses)

The total other expenses for the three months ended June 30, 2025 and 2024 were $0 and $11,549, respectively. Other expenses included interest on convertible notes. Total other expenses for three months ended June 30, 2025, compared the three months ended June 30, 2024, decreased by 100% because there were no similar expenses current year.

Net Income (Loss)

The net loss for the three months ended June 30, 2025 and 2024 was $487,589 and $528,843, accordingly. Net losses for three months ended June 30, 2025, compared the three months ended June 30, 2024, decreased by 8%, or $41,254. The main impact on the decrease in net loss was the decrease in operating expenses and other income as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025 and March 31, 2025, the Company had cash of $10,062 and $81,053, respectively. The Company had a working capital deficit of $2,116,555 and $1,695,484 as of June 30, 2025, and March 31, 2025, respectively.

As of June 30, 2025, our total assets were $145,306 comprised of $20,212 in current assets; $125,094 in intangible assets and our total liabilities were $2,136,767.

As of March 31, 2025, our total assets were $224,745 comprised of $93,133 in current assets; $131,612 in intangible assets and our total liabilities were $1,788,617.

Stockholders’ deficit increased from $1,563,872 as of March 31, 2025 to $1,991,461 as of June 30, 2025.

	Three months ended June 30, 2025	Three months ended June 30, 2024	$ Change	% Change
Net cash used in operating activities	$(240,343)	$(12,702)	$(227,641)	(1,273)%
Net cash provided by financing activities	169,352	12,865	156,487	1,216%
Net cash increase (decrease) for period	$(70,991)	$163	$-	-%

CASH FLOWS FROM OPERATING ACTIVITIES

During the three months ended June 30, 2025 and 2024, net cash flows used in operating activities was $(240,343) and $(12,702), respectively. Cash flows used in operating activities for three months ended June 30, 2025, compared the three months ended June 30, 2024, increased by $227,641. This increase was primarily driven by a decrease in accounts payable and prepaid expenses compared to the previous year.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended June 30, 2025 and 2024, the Company did not generate cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the three months ended June 30, 2025, net cash from financing activities was $169,352 consisting of capital stock issued, convertible notes payable, loan from related parties and loan payable. During the three months ended June 30, 2024, net cash from financing activities was $12,865 consisting of capital stock issued, convertible notes payable and loan from related parties.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD.

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $487,589 for the three months ended June 30, 2025, and $1,142,115 for the year ended March 31, 2025. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $1,991,461 and an accumulated deficit of $4,606,099 as of June 30, 2025.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the three months ended June 30, 2025, and year ended March 31, 2025, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Of the 137,511,233 shares of our Common Stock outstanding as of the date of this Quarterly Report, approximately 32,493,072 are restricted and 105,018,161 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

The Financial Industry Regulatory Authority has rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our Common Stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No unregistered shares were sold during the three-month period ended June 30, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES.

No senior securities were issued and outstanding during the three-month period ended June 30, 2025.

ITEM 4.	MINE SAFETY DISCLOSURES.

None

ITEM 5.	OTHER INFORMATION.

During the three months ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 12, 2025	AVANT TECHNOLOGIES INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Financial Officer, Director & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	August 12, 2025
Natalija Tunevic

/s/ Ivan Lunegov	President & Director	August 12, 2025
Ivan Lunegov

/s/ Vitalis Racius	Chief Financial Officer, Director & Treasurer	August 12, 2025
Vitalis Racius

/s/ Chris Winter	Chief Executive Officer	August 12, 2025
Chris Winter