Form 10-Q
period 2025-09-30
AVANT TECHNOLOGIES INC.
filed 2025-11-14
CIK 1740797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Yes [  ]        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 138,031,533 common shares issued and outstanding as of November 14, 2025.

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

AVANT TECHNOLOGIES INC.

Consolidated Balance Sheets

	September 30, 2025 (Unaudited)	March 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$91,995	$81,053
Prepaid Expenses	20,800	12,080
Total Current Assets	112,795	93,133

Intangible Assets, Net (Note 6)	118,577	131,612
TOTAL ASSETS	$231,372	$224,745
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$1,209,667	$885,267
Loan from Related Parties (Note 7)	700,383	512,075
Convertible Notes Payable (Note 8)	532,081	391,275
Loan Payable (Note 8)	90,000	-
Total Current Liabilities	2,532,131	1,788,617
Total Liabilities	2,532,131	1,788,617

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 11,300,000 and 11,300,000 common shares issued and outstanding respectively (Note 9)	11,300	11,300
Preferred stock Series A, $0.001 par value, 5,000 shares authorized; 3,050 and 3,050 shares issued and outstanding, respectively (Note 9)	15,250	15,250
Common stock, $0.001 par value, 500,000,000 shares authorized; 137,829,465 and 137,363,513 common shares issued and outstanding respectively (Note 9)	137,830	137,364
Additional Paid in Capital	2,593,976	2,390,724
Accumulated Deficit	(5,059,115)	(4,118,510)
Total Stockholders’ Deficit	(2,300,759)	(1,563,872)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$231,372	$224,745

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

Consolidated Statements of Operations

Three and Six months ended September 30, 2025 and 2024

(Unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Six months ended September 30, 2025	Six months ended September 30, 2025

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Amortization Expense	6,517	19,517	13,035	39,035
Consulting Services	-	135,000	64,910	311,739
General and Administrative Expenses	265,022	422,836	478,908	677,509
Marketing Expenses	80,561	34,825	234,751	70,925
Professional Fees	18,762	4,875	66,847	29,405
Rent Expenses	-	494	-	729
Research and Development expenses	23,804	-	23,804	-
Website Expenses	-	5,499	-	10,998
TOTAL OPERATING EXPENSES	394,666	623,046	882,255	1,140,340

OTHER INCOME (EXPENSES)	(58,350)	-	(58,350)	(11,549)

NET LOSS FROM OPERATIONS	$(453,016)	$(623,046)	$(940,605)	$(1,151,889)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(453,016)	$(623,046)	$(940,605)	$(1,151,889)

COMPREHENSIVE LOSS	$(453,016)	$(623,046)	$(940,605)	$(1,151,889)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	137,624,709	123,604,231	137,544,065	120,376,606

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Three and Six months ended September 30, 2025 and 2024

(Unaudited)

	Common Stock		Preferred Stock		Preferred Stock Series A		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, March 31, 2024	117,167,906	$ 117,168	10,000,000	$10,000	3,050	$15,250	$1,367,411	$(2,976,395)	$(1,466,566)

Cancellation of Common Shares	(150,000)	(150)	-	-	-	-	(89,100)	-	(89,250)
Net Loss for the Three Months	-	-	-	-	-	-	-	(528,843)	(528,843)
Balance, June 30, 2024	117,017,906	$ 117,018	10,000,000	$10,000	3,050	$15,250	$1,278,311	$(3,505,238)	$(2,084,659)

Conversion of Accounts Payable into Common Shares	16,154,536	16,155	-	-	-	-	878,084	-	894,239
Conversion of Common Shares into Preferred Shares	(1,300,000)	(1,300)	1,300,000	1,300	-	-	-	-	-
Net Loss for the Three Months	-	-	-	-	-	-	-	(623,046)	(623,046)
Balance, September 30, 2024	131,872,442	$ 131,873	11,300,000	$11,300	3,050	$15,250	$2,156,395	$(4,128,284)	$(1,813,466)

Balance, March 31, 2025	137,363,513	$ 137,364	11,300,000	$11,300	3,050	$15,250	$2,390,724	$(4,118,510)	$(1,563,872)

Conversion of Accounts Payable into Common Shares	147,720	148	-	-	-	-	59,852	-	60,000
Net Loss for the Three Months	-	-	-	-	-	-	-	(487,589)	(487,589)
Balance, June 30, 2025	137,511,233	$ 137,512	11,300,000	$11,300	3,050	$15,250	$2,450,576	$(4,606,099)	$(1,991,461)

Conversion of Accounts Payable into Common Shares	318,232	318	-	-	-	-	143,400	-	143,718
Net Loss for the Three Months	-	-	-	-	-	-	-	(453,016)	(453,016)
Balance, September 30, 2025	137,829,465	$ 137,830	11,300,000	$11,300	3,050	$15,250	$2,593,976	$(5,059,115)	$(2,300,759)

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

Six months ended September 30, 2025 and 2024

(Unaudited)

	Six months ended September 30, 2025	Six months ended September 30, 2024
OPERATING ACTIVITIES
Net Loss	$(940,605)	$(1,151,889)
Adjustments to reconcile Net Loss
to net cash used in operations:
Amortization	13,035	39,035
Accounts Payable	324,400	170,660
Prepaid Expenses	(8,720)	103,437
Net cash used in Operating Activities	(611,890)	(838,757)

FINANCING ACTIVITIES
Additional Paid in Capital	$203,252	$788,984
Capital Stock	466	14,705
Preferred Stock	-	1,300
Convertible Notes Payable	140,806	(126,000)
Loan from Related Parties	188,308	260,259
Loan Payable	90,000	(99,000)
Net cash provided by Financing Activities	622,832	840,248

Net cash increase (decrease) for period	$10,942	$1,491
Cash at beginning of period	$81,053	$281
Cash at end of period	$91,995	$1,772

The accompanying notes are an integral part of these unaudited financial statements.

AVANT TECHNOLOGIES INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025

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

KLOTHONOVA LLC

On September 15, 2025, the Company entered into a Joint Venture and License Agreement with SGAustria Pte. Ltd., a Singaporean company with registered number UEN 200901830C (the “Austrianova”), collectively referred to as the “Counterparties”, setting forth the principal terms of a Joint Venture and License Agreement (the “Agreement”). The Agreement sets forth the understanding of the Counterparties with respect to the formation of a new company, Klothonova Inc. (the “Klothonova”), and contribute the proprietary rights, know-how, resources and funding as described in the License Agreement.

Austrianova is a cutting-edge Biotech company based in Singapore embracing leading world quality standards to produce cell-based products. Austrianova’s expertise and technologies are backed up by more than 50 international peer reviewed publications, as well as by contracts from leading pharmaceutical and biotech companies. Austrianova’s scientists are experts in cell biology, GMP-grade cell products and encapsulation of living cells. Austrianova has developed a proprietary cell encapsulation technology to protect, isolate, store, and transport living cells, as well as oXering cell line development and GMP Manufacturing capabilities and expertise and it intends to contribute its intellectual property, know- how, and resources to Klothonova to achieve the purposes of the Agreement.

AVAI will contribute all of the resources and capital required by Klothonova, Inc’s formation and operation for the next eighteen (18) months, not to exceed $1.5 million USD in capital and its resources in exchange for the common stock of Klothonova. AVAI will use its best efforts to assist in arranging additional funding as needed, as described in the Agreement, at no cost to Austrianova.

The ownership of Klothonova shall be 50% AVAI and 50% Austrianova. The Klothonova will be governed and operated pursuant to the terms of a limited liability company agreement.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had recurring losses as of September 30, 2025, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by the Company in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2025, and for the related periods presented. The results for the six months ended September 30, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the Securities and Exchange Commission.

The Company’s year-end is March 31.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $91,995 of cash as of September 30, 2025.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company had $20,800 in prepaid expenses as of September 30, 2025 (March 31, 2025 – $12,080). Prepaid expenses consist of prepaid services.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through September 30, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the six months ended September 30, 2025 and 2024, there was no difference between our net loss and comprehensive loss.

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

Note 5 – FIXED ASSETS

As of September 30, 2025, our fixed assets comprised of $1,500 in equipment. Accumulated depreciation expense of equipment was $1,500 as of September 30, 2025.

Note 6 – INTANGIBLE ASSETS

During the year ended March 31, 2019, the Company capitalized website development costs for $8,361. Accumulated amortization expense of website development costs was $8,361 as of September 30, 2025.

In June 2019 the Company capitalized mobile application development costs for $97,400. During the year ended March 31, 2024, the Company capitalized mobile application development update costs for $29,450. As of September 30, 2025, the total amount of capitalized mobile application development costs was $126,850. Accumulated amortization expense of application development was $121,942 as of September 30, 2025.

In December 2019 and March 2020, the Company purchased an RSS Database. As of September 30, 2025, the total amount of RSS Database was $149,000. Accumulated amortization expense of RSS Database was $149,000 as of September 30, 2025.

In April 2023, the Company acquired Avant! AI™ and Instant FAME™ technologies. As of September 30, 2025, the total amount of the acquired assets was $124,000 and $25,000, respectively. Accumulated amortization expense of Avant! AI™ was $29,967 as of September 30, 2025. Accumulated amortization expense of Instant FAME™ was $6,042 as of September 30, 2025.

During the year ended March 31, 2024, the Company capitalized chatbot development costs for $4,060. Accumulated amortization expense of chatbot development costs was $3,383 as of September 30, 2025.

The Company had the following intangible assets as of September 30, 2025 and March 31, 2025:

	As of September 30, 2025	As of March 31, 2025

Avant! AI™	$124,000	$124,000
Chatbot Developments	4,060	4,060
Instant FAME™	25,000	25,000
Mobile Application Development Costs	126,850	126,850
RSS Database	149,000	149,000
Website Development	8,361	8,361
Accumulated Amortization	(318,694)	(305,659)

Total Intangible Assets, Net	$118,577	$131,612

 Note 7 – RELATED PARTY TRANSACTIONS

As of September 30, 2025, our secretary, Natalija Tunevic, has loaned to the Company $114,328. This loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2025, our director, Vitalis Racius, has loaned to the Company $128,263, of which $15,743 was advanced to the Company for the Company's operating expenses during the six months ended September 30, 2025. This loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2025, our shareholder, Marieta Seiranova, has loaned to the Company $7,000, of which $7,000 was advanced to the Company for the Company's operating expenses during the six months ended September 30, 2025. This loan was unsecured, non-interest bearing and due on demand.

As of September 30, 2025, our shareholder, Mehrabian Investments LLC, has loaned to the Company $30,000. This loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2025, our shareholder, IGOR 1 CORP, has loaned to the Company $296,202, of which $185,922 was advanced to the Company for the Company's operating expenses and $20,357 was repaid during the six months ended September 30, 2025. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of September 30, 2025. The advances are interest-free and due on demand.

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

As of September 30, 2025, Elentina Group LLC, has loaned to the Company $90,000, of which $90,000 was advanced to the Company for the Company's operating expenses. This loan is unsecured, non-interest bearing, and repayable on demand at any time prior to its stated maturity date of June 30, 2027. There are no prepayment penalties or fees associated with early repayment.

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of September 30, 2025.

On November 21, 2023, the Company issued 3,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On December 1, 2023, the Company issued 2,000,000 shares of preferred stock as bonuses to officers of the Company.

On August 1, 2024, the Company issued 1,300,000 shares of preferred stock in exchange for 1,300,000 shares of common stock.

There were 11,300,000 shares of preferred stock issued and outstanding as of September 30, 2025.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of September 30, 2025.

In April 2023, the Company issued 5,000 shares of preferred stock series A for InstantFAME™ acquisition.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

There were 3,050 shares of preferred stock series A issued and outstanding as of September 30, 2025.

Common Stock

The Company has 500,000,000, $0.001 par value shares of common stock as of September 30, 2025.

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

On July 24, 2025, the Company issued 118,232 common shares for cancelation of $60,000 debt for the consulting services provided.

On September 18, 2025, the Company issued 200,000 common shares for cancelation of $83,718 payroll debt.

There were 137,829,465 shares of common stock issued and outstanding as of September 30, 2025.

Warrants

No warrants were issued or outstanding as of September 30, 2025.

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

Mr. Rittman shall be paid a one-time $50,000 cash payment no later than thirty (30) days after the Company raises sufficient equity financing or other working capital. Dr. Rittman is a veteran software architect and integrated circuit technology expert with over 20 years of experience in the technology sector. From 2014 through the present, Dr. Rittman served as the Chief Technology Officer and as a director of GBT Technologies, Inc. (OTC: GTCH) (“GBT”), leading its technological direction and managing teams of mobile software developers. From 2012, through 2014, Dr. Rittman served as a Senior Integrated Circuit Consultant for Qualcomm / Max Linear, managing teams of integrated circuit designers within the mobile technology arena. From 2005 through 2010, Dr. Rittman served as the Founder and Chief Technology Officer of Micrologic Design Automation, leading the company’s technological direction, including architecture, design and development of EDA software tools. From 2002 through 2007, Dr. Rittman served as an Integrated Circuit CAD / Software Senior Consultant for IBM, managing integrated circuit back-end projects and leading back-end CAD and QA software tool development and implementation. From 1995 through 2002, Dr. Rittman served as the Founder and VP of R&D for Bind-key Technologies, leading the company’s technological direction, research and development of EDA software tools for integrated circuits and back-end design. Dr. Rittman received a BS in Electrical Engineering - VLSI Design from the University of Bridgeport, graduating Magna Cum Laude in 1992; a MS in Computer Science VLSI Design, specializing in Automation Algorithms, from La Salle University, graduating Magna Cum Laude in 1996; and a PhD in Computer Science - VLSI Design, specializing in EDA Concepts and Algorithms, from La Salle University, graduating Summa Cum Laude in 1998. Dr. Rittman completed a master's degree in information and cybersecurity at Berkeley University. The UC Berkeley MICS (Master of Information and Cybersecurity) program is a graduate level, accredited program providing comprehensive information and cybersecurity education. The School of Information (iSchool) offers it in collaboration with the College of Engineering at the University of California, Berkeley. The MICS program is designed to provide students with the technical and policy aspects of information and cybersecurity. It covers computer security, cryptography, network security, privacy, risk management, and cybercrime. The program emphasizes a hands-on, project-based approach to learning and provides students with opportunities to work on real-world cybersecurity problems. The MICS program provides participants with the cybersecurity skills and knowledge needed to assume leadership positions in private-sector technology companies and government and military organizations.

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
3.	Voidance of Instruments: The Secured Promissory Note and any other instruments associated with the APA are void and have no further legal effect;
4.	No Further Obligations: The parties have agreed that there are no further penalties, remedies, or obligations due to either party following the cancellation of the APA.

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

On August 13, 2025, the Company approved the issuance of 100,000 shares of Common Stock to Mr. Winter as compensation, in compliance with the Employment Agreement dated October 30, 2024, for cancellation of a $50,748 payroll debt for the period from April 1, 2025 to June 30, 2025.

On September 5, 2025, the Board of Directors approved and adopted the new name of the Company effective as of September 5, 2025.

The name of the Company has been changed from Avant Technologies Inc. to Avaí Bio, Inc.

On September 15, 2025, the Company filed an application with the Financial Industry Regulation Authority (FINRA) in order to change the name of the Company. The Company’s ticker symbol will remain “AVAI” until FINRA declares the corporate action effective and assigns a new trading symbol, if applicable. The Company is seeking to change the name of the Company from Avant Technologies Inc. to Avaí Bio, Inc. to better reflect the current business of the Company.

On September 15, 2025, the Company entered into a Joint Venture and License Agreement with SGAustria Pte. Ltd., a Singaporean company with registered number UEN 200901830C (the “Austrianova”), collectively referred to as the “Counterparties”, setting forth the principal terms of a Joint Venture and License Agreement (the “Agreement”). The Agreement sets forth the understanding of the Counterparties with respect to the formation of a new company, Klothonova Inc. (the “Klothonova”), and contribute the proprietary rights, know-how, resources and funding as described in the License Agreement.

Austrianova is a cutting-edge Biotech company based in Singapore embracing leading world quality standards to produce cell-based products. Austrianova’s expertise and technologies are backed up by more than 50 international peer reviewed publications, as well as by contracts from leading pharmaceutical and biotech companies. Austrianova’s scientists are experts in cell biology, GMP-grade cell products and encapsulation of living cells. Austrianova has developed a proprietary cell encapsulation technology to protect, isolate, store, and transport living cells, as well as oXering cell line development and GMP Manufacturing capabilities and expertise and it intends to contribute its intellectual property, know- how, and resources to Klothonova to achieve the purposes of the Agreement.

AVAI will contribute all of the resources and capital required by Klothonova, Inc’s formation and operation for the next eighteen (18) months, not to exceed $1.5 million USD in capital and its resources in exchange for the common stock of Klothonova. AVAI will use its best efforts to assist in arranging additional funding as needed, as described in the Agreement, at no cost to Austrianova. The ownership of Klothonova shall be 50% AVAI and 50% Austrianova. The Klothonova will be governed and operated pursuant to the terms of a limited liability company agreement.

On September 17, 2025, the Company approved the issuance of 100,000 shares of Common Stock to Mr. Winter as compensation, in compliance with the Employment Agreement dated October 30, 2024, for cancellation of a $32,970 payroll debt for the period from July 1, 2025 to September 30, 2025.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to September 30, 2025, through the date these financial statements were issued, and has determined that the followings represent material subsequent events to disclose in these financial statements:

On October 1, 2025, the Company approved the issuance of 202,068 shares of Common Stock to Kenn Kerr as compensation in compliance with the Consulting Agreement dated July 1, 2025, for the period from July 1, 2025 to September 30, 2025.

On October 7, 2025, the Company appointed Kenn Kerr as the Vice President of Corporate Development. Kenn Kerr will assume the responsibilities of VP - Corporate Development effective October 7, 2025, and will not serve concurrently as a member of the Board of Directors.

On November 1, 2025, the Company entered into a Joint Venture and License Agreement with SGAustria Pte. Ltd., a Singaporean company with registered number UEN 200901830C (the “Austrianova”), collectively referred to as the “Parties”, setting forth the principal terms of a Joint Venture and License Agreement (the “Agreement”). The Agreement sets forth the understanding of the Parties with respect to the formation of a new Joint Venture called “Insulinova, Inc.” (the “Insulinova”), and contribute the proprietary rights, know-how, resources and funding as described in the License Agreement.

Austrianova is a cutting-edge Biotech company based in Singapore embracing leading world quality standards to produce cell-based products. Austrianova’s expertise and technologies are backed up by more than 50 international peer reviewed publications, as well as by contracts from leading pharmaceutical and biotech companies. Austrianova’s scientists are experts in cell biology, GMP-grade cell products and encapsulation of living cells. Austrianova has developed a proprietary cell encapsulation technology to protect, isolate, store, and transport living cells, as well as offering cell line development and GMP Manufacturing capabilities and expertise and it intends to contribute its intellectual property, know- how, and resources to Insulinova to achieve the purposes of the Agreement. AVAI will contribute all of the resources and capital required by Insulinova, Inc’s formation and operation for the next eighteen (18) months, not to exceed $1.5 million USD in capital and its resources in exchange for the common stock of Insulinova. AVAI will use its best efforts to assist in arranging additional funding as needed, as described in the Agreement, at no cost to Austrianova. The ownership of Insulinova shall be 50% AVAI and 50% Austrianova. The Insulinova will be governed and operated pursuant to the terms of a limited liability company agreement.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended March 31, 2025, the unaudited statements of operations for the six months ended September 30, 2025 and 2024 are compared in the sections below.

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

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to September 30, 2023 the Company acquired additional 50,000 processed sources. As of September 30, 2025, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

Results of operations

Results of Operations for the three months ended September 30, 2025 and 2024:

Revenue

For the three months ended September 30, 2025 and 2024 the Company did not generate any revenue.

Operating expenses

Total operating expenses for the three months ended September 30, 2025 and 2024 were $394,666 and $623,046. The operating expenses for the three months ended September 30, 2025, included $6,517 in amortization expenses; $265,022 in general and administrative expenses; $80,561 in marketing expenses; $18,762 in professional fees and $23,804 in research and development expenses. The operating expenses for the three months ended September 30, 2024 included $19,517 in amortization and depreciation expenses; $135,000 in consulting services; $422,836 in general and administrative expenses; $34,825 in marketing expenses; $4,875 in professional fees; $494 in rent expense and $5,499 in website expenses. Total operating expenses for three months ended September 30, 2025, compared the three months ended September 30, 2024, decreased by 38%, or $228,380, primarily due to lower consulting services.

Other Income (Expenses)

The total other expenses for the three months ended September 30, 2025 and 2024 were $58,350 and $0, respectively. Other expenses included discount on convertible notes. Total other expenses for the six months ended September 30, 2025, compared the six months ended September 30, 2024, increased by 100%, or $58,350, because there were no similar expenses last year.

Net Income (Loss)

The net loss for the three months ended September 30, 2025 and 2024 was $453,016 and $623,046, accordingly. Net losses for three months ended September 30, 2025, compared the three months ended September 30, 2024, decreased by 27%, or $170,030. The main impact on the decrease in net loss was the decrease in operating expenses as described above.

Results of Operations for the six months ended September 30, 2025 and 2024:

For the six months ended September 30, 2025 and 2024 the Company did not generate any revenue.

Operating expenses

Total operating expenses for the six months ended September 30, 2025 and 2024 were $882,255 and $1,140,340. The operating expenses for the six months ended September 30, 2025, included $13,035 in amortization expenses; $64,910 in consulting services; $478,908 in general and administrative expenses; $234,751 in marketing expenses; $66,847 in professional fees and $23,804 in research and development expenses. The operating expenses for the six months ended September 30, 2024 included $39,035 in amortization and depreciation expenses; $311,739 in consulting services; $677,509 in general and administrative expenses; $70,925 in marketing expenses; $29,405 in professional fees; $729 in rent expense and $10,998 in website expenses. Total operating expenses for six months ended September 30, 2025, compared the six months ended September 30, 2024, decreased by 23%, or $258,085, primarily due to lower consulting services and amortization expense.

Other Income (Expenses)

The total other expenses for the six months ended September 30, 2025 and 2024 were $58,350 and $11,549, respectively. Other expenses included interest and discount on convertible notes. Total other expenses for six months ended September 30, 2025, compared the six months ended September 30, 2024, increased by 405%, or $46,801. This increase was primarily due to a higher number of convertible notes this year.

Net Income (Loss)

The net loss for the six months ended September 30, 2025 and 2024 was $940,605 and $1,151,889, accordingly. Net losses for six months ended September 30, 2025, compared the six months ended September 30, 2024, decreased by 18%, or $211,284. The main impact on the decrease in net loss was the decrease in operating expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025 and March 31, 2025, the Company had cash of $91,995 and $81,053, respectively. The Company had a working capital deficit of $2,419,336 and $1,695,484 as of September 30, 2025, and March 31, 2025, respectively.

As of September 30, 2025, our total assets were $231,372 comprised of $112,795 in current assets; $118,577 in intangible assets and our total liabilities were $2,532,131.

As of March 31, 2025, our total assets were $224,745 comprised of $93,133 in current assets; $131,612 in intangible assets and our total liabilities were $1,788,617.

Stockholders’ deficit increased from $1,563,872 as of March 31, 2025 to $2,300,759 as of September 30, 2025.

	Six months ended September 30, 2025	Six months ended September 30, 2024	$ Change	% Change
Net cash used in operating activities	$(611,890)	$(838,757)	$226,867	27%
Net cash provided by financing activities	622,832	840,248	(217,416)	(26)%
Net cash increase (decrease) for period	$10,942	$1,491	$-	-%

CASH FLOWS FROM OPERATING ACTIVITIES

During the six months ended September 30, 2025 and 2024, net cash flows used in operating activities was $(611,890) and $(838,757), respectively. Cash flows used in operating activities for six months ended September 30, 2025, compared the six months ended September 30, 2024, increased by $226,867. This increase was primarily driven by a decrease in net loss and an increase in accounts payable compared to the previous year.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended September 30, 2025 and 2024, the Company did not generate cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the six months ended September 30, 2025, net cash from financing activities was $622,832 consisting of capital stock issued, convertible notes payable, loan from related parties and loan payable. During the six months ended September 30, 2024, net cash from financing activities was $840,248 consisting of capital stock issued, convertible notes payable and loan from related parties.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD.

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $940,605 for the six months ended September 30, 2025, and $1,142,115 for the year ended March 31, 2025. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $2,300,759 and an accumulated deficit of $5,059,115 as of September 30, 2025.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the six months ended September 30, 2025, and year ended March 31, 2025, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

No unregistered shares were sold during the six-month period ended September 30, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES.

No senior securities were issued and outstanding during the six-month period ended September 30, 2025.

ITEM 4.	MINE SAFETY DISCLOSURES.

None

ITEM 5.	OTHER INFORMATION.

During the six months ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 14, 2025	AVANT TECHNOLOGIES INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Financial Officer, Director & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	November 14, 2025
Natalija Tunevic

/s/ Ivan Lunegov	President & Director	November 14, 2025
Ivan Lunegov

/s/ Vitalis Racius	Chief Financial Officer, Director & Treasurer	November 14, 2025
Vitalis Racius

/s/ Chris Winter	Chief Executive Officer	November 14, 2025
Chris Winter