Form 10-Q
period 2025-12-31
AVAI BIO, INC.
filed 2026-02-12
CIK 1740797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-225433

AVAI BIO, INC. (Exact name of registrant as specified in its charter) AVANT TECHNOLOGIES INC.
(Former name or former address, if changed since last report)

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

Yes [  ]        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 138,252,252 common shares issued and outstanding as of February 12, 2026.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying interim financial statements of Avaí Bio, Inc. (formerly Avant Technologies Inc., and previously known as Trend Innovations Holding Inc) (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

AVAÍ BIO, INC.

(formerly Avant Technologies Inc.)

Consolidated Balance Sheets

	December 31, 2025 (Unaudited)	March 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$50,402	$81,053
Prepaid Expenses	10,450	12,080
Total Current Assets	60,852	93,133

Intangible Assets, Net (Note 6)	112,060	131,612
TOTAL ASSETS	$172,912	$224,745
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$1,399,400	$885,267
Loan from Related Parties (Note 7)	698,034	512,075
Convertible Notes Payable (Note 8)	319,964	391,275
Loan Payable (Note 8)	550,000	-
Total Current Liabilities	2,967,398	1,788,617
Total Liabilities	2,967,398	1,788,617

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 11,300,000 and 11,300,000 common shares issued and outstanding respectively (Note 9)	11,300	11,300
Preferred stock Series A, $0.001 par value, 5,000 shares authorized; 3,050 and 3,050 shares issued and outstanding, respectively (Note 9)	15,250	15,250
Common stock, $0.001 par value, 500,000,000 shares authorized; 138,031,533 and 137,363,513 common shares issued and outstanding respectively (Note 9)	138,032	137,364
Additional Paid in Capital	2,653,774	2,390,724
Accumulated Deficit	(5,612,842)	(4,118,510)
Total Stockholders’ Deficit	(2,794,486)	(1,563,872)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$172,912	$224,745

The accompanying notes are an integral part of these unaudited financial statements.

AVAÍ BIO, INC.

(formerly Avant Technologies Inc.)

Consolidated Statements of Operations

Three and Nine months ended December 31, 2025 and 2024

(Unaudited)

	Three months ended December 31, 2025	Three months ended December 31, 2024	Nine months ended December 31, 2025	Nine months ended December 31, 2024

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Amortization Expense	6,517	19,517	19,552	58,553
Consulting Services	60,000	138,000	193,910	449,739
General and Administrative Expenses	190,119	259,974	600,028	937,481
Laboratory Services	185,000	-	185,000	-
Marketing Expenses	55,050	2,436	289,801	73,361
Professional Fees	13,088	8,844	79,934	40,249
Rent Expenses	-	127	-	857
Research and Development expenses	-	-	23,804	-
Website Expenses	-	-	-	10,998
TOTAL OPERATING EXPENSES	509,774	428,898	1,392,029	1,571,238

OTHER INCOME (EXPENSES)	(43,953)	(23,400)	(102,303)	(34,949)

NET LOSS FROM OPERATIONS	$(553,727)	$(452,298)	$(1,494,332)	$(1,606,187)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(553,727)	$(452,298)	$(1,494,332)	$(1,606,187)

COMPREHENSIVE LOSS	$(553,727)	$(452,298)	$(1,494,332)	$(1,606,187)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	138,029,337	137,004,635	137,706,410	125,175,800

The accompanying notes are an integral part of these unaudited financial statements.

AVAÍ BIO, INC.

(formerly Avant Technologies Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

Three and Nine months ended December 31, 2025 and 2024

(Unaudited)

	Common Stock		Preferred Stock		Preferred Stock Series A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2024	117,167,906	$ 117,168	10,000,000	$10,000	3,050	$15,250	$1,367,411	$(2,976,395)	$(1,466,566)

Cancellation of Common Shares	(150,000)	(150)	-	-	-	-	(89,100)	-	(89,250)
Net Loss for the Three Months	-	-	-	-	-	-	-	(528,843)	(528,843)
Balance, June 30, 2024	117,017,906	$ 117,018	10,000,000	$10,000	3,050	$15,250	$1,278,311	$(3,505,238)	$(2,084,659)

Conversion of Accounts Payable into Common Shares	16,154,536	16,155	-	-	-	-	878,084	-	894,239
Conversion of Common Shares into Preferred Shares	(1,300,000)	(1,300)	1,300,000	1,300	-	-	-	-	-
Net Loss for the Three Months	-	-	-	-	-	-	-	(625,046)	(625,046)
Balance, September 30, 2024	131,872,442	$ 131,873	11,300,000	$11,300	3,050	$15,250	$2,156,395	$(4,130,284)	$(1,815,466)

Conversion of Accounts Payable into Common Shares	5,259,138	5,259	-	-	-	-	126,905	-	132,164
Net Loss for the Three Months	-	-	-	-	-	-	-	(452,298)	(452,298)
Balance, December 31, 2024	137,131,580	$ 137,132	11,300,000	$11,300	3,050	$15,250	$2,283,300	$(4,582,582)	$(2,135,600)

Balance, March 31, 2025	137,363,513	$ 137,364	11,300,000	$11,300	3,050	$15,250	$2,390,724	$(4,118,510)	$(1,563,872)

Conversion of Accounts Payable into Common Shares	147,720	148	-	-	-	-	59,852	-	60,000
Net Loss for the Three Months	-	-	-	-	-	-	-	(487,589)	(487,589)
Balance, June 30, 2025	137,511,233	$ 137,512	11,300,000	$11,300	3,050	$15,250	$2,450,576	$(4,606,099)	$(1,991,461)

Conversion of Accounts Payable into Common Shares	318,232	318	-	-	-	-	143,400	-	143,718
Net Loss for the Three Months	-	-	-	-	-	-	-	(453,016)	(453,016)
Balance, September 30, 2025	137,829,465	$ 137,830	11,300,000	$11,300	3,050	$15,250	$2,593,976	$(5,059,115)	$(2,300,759)

Conversion of Accounts Payable into Common Shares	202,068	202	-	-	-	-	59,798	-	60,000
Net Loss for the Three Months	-	-	-	-	-	-	-	(553,727)	(553,727)
Balance, December 31, 2025	138,031,533	$ 138,032	11,300,000	$11,300	3,050	$15,250	$2,653,774	$(5,612,842)	$(2,794,486)

The accompanying notes are an integral part of these unaudited financial statements.

AVAÍ BIO, INC.

(formerly Avant Technologies Inc.)

Consolidated Statements of Cash Flows

Nine months ended December 31, 2025 and 2024

(Unaudited)

	Nine months ended December 31, 2025	Nine months ended December 31, 2024
OPERATING ACTIVITIES
Net Loss	$(1,494,332)	$(1,606,187)
Adjustments to reconcile Net Loss
to net cash used in operations:
Amortization	19,552	58,553
Accounts Payable	514,133	483,160
Prepaid Expenses	1,630	91,364
Net cash used in Operating Activities	(959,017)	(973,110)

FINANCING ACTIVITIES
Additional Paid in Capital	$263,050	$915,889
Capital Stock	668	19,964
Preferred Stock	-	1,300
Convertible Notes Payable	(71,311)	3,400
Loan from Related Parties	185,959	134,346
Loan Payable	550,000	(99,000)
Net cash provided by Financing Activities	928,366	975,899

Net cash increase (decrease) for period	$(30,651)	$2,789
Cash at beginning of period	$81,053	$281
Cash at end of period	$50,402	$3,070

The accompanying notes are an integral part of these unaudited financial statements.

AVAÍ BIO, INC.

(formerly Avant Technologies Inc.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Avaí Bio, Inc. (formerly Avant Technologies Inc. and previously known as Trend Innovations Holding Inc.) (“AVAI” or the “Company”) is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of information technology consulting services. The Company considers itself a native expert in the field of information technology based on artificial intelligence. The Company’s key acquisitions include Avant! AI, InstantFAME, and a Joint Venture and License Agreement (the “License Agreement”) with Ainnova Tech Inc. (“AINN”). These acquisitions provide the Company with resources in full-stack software development, database management, data integration, project management, and cloud services. Avant’s mission is to provide innovative and effective AI solutions that transform businesses and positively impact society. Avant strives to push the boundaries of AI technology and empower organizations to achieve their full potential. We believe that our technology can provide a self-sustained system that prepares its data from unlabeled information (Unsupervised Clustering), and then analyzes it using various, proprietary, supervised learning techniques, thereby improving data efficiency. Unsupervised learning pre-processes and extracts meaningful features from raw or unlabeled data, preparing them as inputs for the supervised learning model. This process also facilitates True Learning from Experience. Unsupervised learning is utilized to learn relevant information from many source domains. This knowledge is then evaluated and applied to a related or different domain(s), where information might be in short supply. This represents a true learning capability. Avant can leverage the knowledge learned from the source domain to improve performance in the other domains, as well as Factual discovery/conclusion by learning data. Avant’s Unsupervised learning techniques, like clustering, help identify groups or patterns in the data, reaching conclusions. Then its supervised learning mechanism can create new datasets (information), which are used for further domains, improving classification and regression tasks. This feature is a true reasoning mechanism.

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

INSULINOVA LLC

On November 1, 2025, the Company entered into a Joint Venture and License Agreement with SGAustria Pte. Ltd., a Singaporean company with registered number UEN 200901830C (the “Austrianova”), collectively referred to as the “Parties”, setting forth the principal terms of a Joint Venture and License Agreement (the “Agreement”). The Agreement sets forth the understanding of the Parties with respect to the formation of a new Joint Venture called Insulinova, Inc. (the “Insulinova”), and contribute the proprietary rights, know-how, resources and funding as described in the License Agreement.

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had recurring losses as of December 31, 2025, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by the Company in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2025, and for the related periods presented. The results for the nine months ended December 31, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $50,402 of cash as of December 31, 2025.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company had $10,450 in prepaid expenses as of December 31, 2025 (March 31, 2025 – $12,080). Prepaid expenses consist of prepaid services.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through December 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the nine months ended December 31, 2025 and 2024, there was no difference between our net loss and comprehensive loss.

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

Note 5 – FIXED ASSETS

As of December 31, 2025, our fixed assets comprised of $1,500 in equipment. Accumulated depreciation expense of equipment was $1,500 as of December 31, 2025.

Note 6 – INTANGIBLE ASSETS

During the year ended March 31, 2019, the Company capitalized website development costs for $8,361. Accumulated amortization expense of website development costs was $8,361 as of December 31, 2025.

In June 2019 the Company capitalized mobile application development costs for $97,400. During the year ended March 31, 2024, the Company capitalized mobile application development update costs for $29,450. As of December 31, 2025, the total amount of capitalized mobile application development costs was $126,850. Accumulated amortization expense of application development was $124,396 as of December 31, 2025.

In December 2019 and March 2020, the Company purchased an RSS Database. As of December 31, 2025, the total amount of RSS Database was $149,000. Accumulated amortization expense of RSS Database was $149,000 as of December 31, 2025.

In April 2023, the Company acquired Avant! AI™ and Instant FAME™ technologies. As of December 31, 2025, the total amount of the acquired assets was $124,000 and $25,000, respectively. Accumulated amortization expense of Avant! AI™ was $33,067 as of December 31, 2025. Accumulated amortization expense of Instant FAME™ was $6,666 as of December 31, 2025.

During the year ended March 31, 2024, the Company capitalized chatbot development costs for $4,060. Accumulated amortization expense of chatbot development costs was $3,722 as of December 31, 2025.

The Company had the following intangible assets as of December 31, 2025 and March 31, 2025:

	As of December 31, 2025	As of March 31, 2025

Avant! AI™	$124,000	$124,000
Chatbot Developments	4,060	4,060
Instant FAME™	25,000	25,000
Mobile Application Development Costs	126,850	126,850
RSS Database	149,000	149,000
Website Development	8,361	8,361
Accumulated Amortization	(325,211)	(305,659)

Total Intangible Assets, Net	$112,060	$131,612

Note 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2025, our secretary, Natalija Tunevic, has loaned to the Company $114,328. This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2025, our director, Vitalis Racius, has loaned to the Company $128,563, of which $16,043 was advanced to the Company for the Company's operating expenses during the nine months ended December 31, 2025. This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2025, our shareholder, Marieta Seiranova, has loaned to the Company $7,000, of which $7,000 was advanced to the Company for the Company's operating expenses during the nine months ended December 31, 2025. This loan was unsecured, non-interest bearing and due on demand.

As of December 31, 2025, our shareholder, Mehrabian Investments LLC, has loaned to the Company $30,000. This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2025, our shareholder, IGOR 1 CORP, has loaned to the Company $293,553, of which $199,060 was advanced to the Company for the Company's operating expenses and $35,144 was repaid during the nine months ended December 31, 2025. This loan is unsecured, non-interest bearing and due on demand.

The Company’s subsidiary Thynews Tech LLC received $124,590 as advances from related parties as of December 31, 2025. The advances are interest-free and due on demand.

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

As of December 31, 2025, Elentina Group LLC, has loaned to the Company $500,000, of which $500,000 was advanced to the Company for the Company's operating expenses. This loan is unsecured, non-interest bearing, and repayable on demand at any time prior to its stated maturity date of June 30, 2027. There are no prepayment penalties or fees associated with early repayment.

As of December 31, 2025, SAPA INVESTMENTS LLC, has loaned to the Company $50,000, of which $50,000 was advanced to the Company for the Company's operating expenses. This loan is unsecured, non-interest bearing, and repayable on demand at any time prior to its stated maturity date of June 30, 2027. There are no prepayment penalties or fees associated with early repayment.

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of December 31, 2025.

On November 21, 2023, the Company issued 3,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On December 1, 2023, the Company issued 2,000,000 shares of preferred stock as bonuses to officers of the Company.

On August 1, 2024, the Company issued 1,300,000 shares of preferred stock in exchange for 1,300,000 shares of common stock.

There were 11,300,000 shares of preferred stock issued and outstanding as of December 31, 2025.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of December 31, 2025.

In April 2023, the Company issued 5,000 shares of preferred stock series A for InstantFAME™ acquisition.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

There were 3,050 shares of preferred stock series A issued and outstanding as of December 31, 2025.

Common Stock

The Company has 500,000,000, $0.001 par value shares of common stock as of December 31, 2025.

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

On October 1, 2025, the Company issued 202,068 common shares for cancelation of $60,000 debt for the consulting services provided.

There were 138,031,533 shares of common stock issued and outstanding as of December 31, 2025.

Warrants

No warrants were issued or outstanding as of December 31, 2025.

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
5.

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

On October 7, 2025, KLOTHONOVA LLC was registered as a limited liability company in the State of Nevada, United States, with ownership interests of 50% held by AVAI and 50% held by Austrianova, in accordance with the Joint Venture and License Agreement dated September 15, 2025.

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

On November 11, 2025, INSULINOVA LLC was registered as a limited liability company in the State of Nevada, United States, with ownership interests of 50% held by AVAI and 50% held by Austrianova, in accordance with the Joint Venture and License Agreement dated November 1, 2025.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2025, through the date these financial statements were issued, and has determined that the followings represent material subsequent events to disclose in these financial statements:

On January 6, 2026, the Company approved the issuance of 220,719 shares of Common Stock to Kenn Kerr as compensation in compliance with the Consulting Agreement dated July 1, 2025, for the period from October 1, 2025 to December 31, 2025.

On February 3, 2026, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to change its corporate name from Avant Technologies, Inc. to Avaí Bio, Inc. The Company’s trading symbol will remain “AVAI”, and its CUSIP number will remain 89487B100.

The Company’s name change was announced on FINRA’s Daily List on February 10, 2026, and became effective at the open of business on February 11, 2026. Following the effective date, the Company will operate under the name Avaí Bio, Inc.

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

In this Quarterly report, references to “AVANT” “AVAI” “TREND”, “TREN”, or “the Company,” or “we,” or “us,” and “our” refer to Avaí Bio, Inc. (f/k/a Avant Technologies Inc. and Trend Innovations Holding Inc.). Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

This section of the report should be read together with Footnotes of the Company audited financials for the year ended March 31, 2025, the unaudited statements of operations for the nine months ended December 31, 2025 and 2024 are compared in the sections below.

Business Description

Overview

Avaí Bio, Inc. (f/k/a Avant Technologies Inc. and Trend Innovations Holding Inc.) is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of information technology consulting services. The Company considers itself a native expert in the field of information technology based on artificial intelligence. The Company’s key acquisitions include Avant! AI and a Joint Venture and License Agreement (the “License Agreement”) with Ainnova Tech Inc. These acquisitions provide the Company with resources in full-stack software development, database management, data integration, project management, and cloud services.

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

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to September 30, 2023 the Company acquired additional 50,000 processed sources. As of December 31, 2025, the users of the app have an opportunity to choose interesting and relevant news feeds from 149,000 processed sources.

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

Results of operations

Results of Operations for the three months ended December 31, 2025 and 2024:

Revenue

For the three months ended December 31, 2025 and 2024 the Company did not generate any revenue.

Operating expenses

Total operating expenses for the three months ended December 31, 2025 and 2024 were $509,774 and $428,898. The operating expenses for the three months ended December 31, 2025, included $6,517 in amortization expenses; $60,000 in consulting services; $190,119 in general and administrative expenses; $185,000 in laboratory services; $55,050 in marketing expenses; and $13,088 in professional fees. The operating expenses for the three months ended December 31, 2024 included $19,517 in amortization and depreciation expenses; $138,000 in consulting services; $259,974 in general and administrative expenses; $2,436 in marketing expenses; $8,844 in professional fees and $127 in rent expense. Total operating expenses for three months ended December 31, 2025, compared the three months ended December 31, 2024, increased by 19%, or $80,876, primarily due to laboratory services and increased marketing expenses.

Other Income (Expenses)

The total other expenses for the three months ended December 31, 2025 and 2024 were $43,953 and $23,400, respectively. Other expenses included interest and discount on convertible notes. Total other expenses for the three months ended December 31, 2025, compared the three months ended December 31, 2024, increased by 88%, or $20,553. This increase was primarily due to a higher number of convertible notes this year.

Net Income (Loss)

The net loss for the three months ended December 31, 2025 and 2024 was $553,727 and $452,298, accordingly. Net losses for three months ended December 31, 2025, compared the three months ended December 31, 2024, increased by 22%, or $101,429. The main impact on the increase in net loss was the increase in operating and other expenses as described above.

Results of Operations for the nine months ended December 31, 2025 and 2024:

For the nine months ended December 31, 2025 and 2024 the Company did not generate any revenue.

Operating expenses

Total operating expenses for the nine months ended December 31, 2025 and 2024 were $1,392,029 and $1,571,238. The operating expenses for the nine months ended December 31, 2025, included $19,552 in amortization expenses; $193,910 in consulting services; $600,028 in general and administrative expenses; $185,000 in laboratory services; $289,801 in marketing expenses; $79,934 in professional fees and $23,804 in research and development expenses. The operating expenses for the nine months ended December 31, 2024 included $58,553 in amortization and depreciation expenses; $449,739 in consulting services; $937,481 in general and administrative expenses; $73,361 in marketing expenses; $40,249 in professional fees; $857 in rent expense and $10,998 in website expenses. Total operating expenses for nine months ended December 31, 2025, compared the nine months ended December 31, 2024, decreased by 11%, or $179,209, primarily due to lower consulting services and amortization expense.

Other Income (Expenses)

The total other expenses for the nine months ended December 31, 2025 and 2024 were $102,303 and $34,949, respectively. Other expenses included interest and discount on convertible notes. Total other expenses for nine months ended December 31, 2025, compared the nine months ended December 31, 2024, increased by 193%, or $67,354. This increase was primarily due to a higher number of convertible notes this year.

Net Income (Loss)

The net loss for the nine months ended December 31, 2025 and 2024 was $1,494,332 and $1,606,187, accordingly. Net losses for nine months ended December 31, 2025, compared the nine months ended December 31, 2024, decreased by 7%, or $111,855. The main impact on the decrease in net loss was the decrease in operating expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025 and March 31, 2025, the Company had cash of $50,402 and $81,053, respectively. The Company had a working capital deficit of $2,906,546 and $1,695,484 as of December 31, 2025, and March 31, 2025, respectively.

As of December 31, 2025, our total assets were $172,912 comprised of $60,852 in current assets; $112,060 in intangible assets and our total liabilities were $2,967,398.

As of March 31, 2025, our total assets were $224,745 comprised of $93,133 in current assets; $131,612 in intangible assets and our total liabilities were $1,788,617.

Stockholders’ deficit increased from $1,563,872 as of March 31, 2025 to $2,794,486 as of December 31, 2025.

	Nine months ended December 31, 2025	Nine months Ended December 31, 2024	$ Change	% Change
Net cash used in operating activities	$(959,017)	$(973,110)	$14,093	1%
Net cash provided by financing activities	928,366	975,899	(47,533)	(5)%
Net cash increase (decrease) for period	$(30,651)	$2,789	$-	-%

CASH FLOWS FROM OPERATING ACTIVITIES

During the nine months ended December 31, 2025 and 2024, net cash flows used in operating activities was $(959,017) and $(973,110), respectively. Cash flows used in operating activities for nine months ended December 31, 2025, compared the nine months ended December 31, 2024, increased by $14,093. This increase was primarily driven by a decrease in net loss and amortization; and an increase in accounts payable compared to the previous year.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended December 31, 2025 and 2024, the Company did not generate cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the nine months ended December 31, 2025, net cash from financing activities was $928,366 consisting of capital stock issued, convertible notes payable, loan from related parties and loan payable. During the nine months ended December 31, 2024, net cash from financing activities was $975,899 consisting of capital stock issued, convertible notes payable and loan from related parties.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD.

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $1,494,332 for the nine months ended December 31, 2025, and $1,142,115 for the year ended March 31, 2025. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $2,794,486 and an accumulated deficit of $5,612,842 as of December 31, 2025.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the nine months ended December 31, 2025, and year ended March 31, 2025, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Of the 138,031,533 shares of our Common Stock outstanding as of the date of this Quarterly Report, approximately 22,997,831 are restricted and 115,033,702 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

No unregistered shares were sold during the nine-month period ended December 31, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES.

No senior securities were issued and outstanding during the nine-month period ended December 31, 2025.

ITEM 4.	MINE SAFETY DISCLOSURES.

None

ITEM 5.	OTHER INFORMATION.

During the nine months ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: February 12, 2026	AVAÍ BIO, INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Financial Officer, Director & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	February 12, 2026
Natalija Tunevic

/s/ Ivan Lunegov	President & Director	February 12, 2026
Ivan Lunegov

/s/ Vitalis Racius	Chief Financial Officer, Director & Treasurer	February 12, 2026
Vitalis Racius

/s/ Chris Winter	Chief Executive Officer	February 12, 2026
Chris Winter