Form 10-K
period 2026-03-31
AVAI BIO, INC.
filed 2026-07-14
CIK 1740797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

Registrant’s telephone number, including area code: 866-533-0065

Registrant’s email:info@avanttechnologies.com

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

[ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).

[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]        No [X]

As of March 31, 2026, the market value of our common stock held by non-affiliates was approximately $36,848,619 which is computed based upon the closing price on that date of the Common Stock of the registrant on the OTC QB maintained by OTC Markets Group Inc. of $0.32. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 153,916,565 common shares issued and outstanding as of July 14, 2026.

Documents incorporated by reference: None

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “AVANT” “AVAI” “TREND”, “TREN”, or “the Company,” or “we,” or “us,” and “our” refer to Avai Bio, Inc. (formerly known as (“f/k/a”) Avant Technologies Inc. and Trend Innovations Holding Inc.). Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

PART I

Item 1. Business.

Overview

Avai Bio, Inc. (f/k/a Avant Technologies Inc. and Trend Innovations Holding Inc.) is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of information technology consulting services. The Company considers itself a native expert in the field of information technology based on artificial intelligence. The Company’s key acquisitions include Avant! AI and a Joint Venture and License Agreement (the “License Agreement”) with Ainnova Tech Inc. These acquisitions provide the Company with resources in full-stack software development, database management, data integration, project management, and cloud services.

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

The Company’s name change was announced on FINRA’s Daily List on February 10, 2026, and became effective at the open of business on February 11, 2026. Following the effective date, the Company will operate under the name Avai Bio, Inc.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD.

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the

Company incurred a net loss of $1,749,509 for the year ended March 31, 2026 and net loss of $1,142,115 for the year ended March 31, 2025. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $2,815,155 and an accumulated deficit of $5,868,019 as of March 31, 2026.

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT BUSINESS GROWTH, AND THIS CAPITAL MIGHT NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financings to secure additional funds. We expect that we have sufficient capital to maintain operations through the year of 2026/7. In order to fully implement our business plan, we will need to raise about $10,000,000. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the years ended March 31, 2026 and 2025, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Of the 153,916,565 shares of our Common Stock outstanding as of the date of this Annual Report, approximately 38,562,563 are restricted and 115,354,002 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of March 31, 2026. There were 11,300,000 shares of preferred stock issued and outstanding as of March 31, 2026.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of March 31, 2026. There were 3,050 shares of preferred stock series A issued and outstanding as of March 31, 2026.

Common Stock

The Company has 500,000,000 shares, $0.001 par value of common stock as of March 31, 2026. There were 153,211,252 shares of common stock issued and outstanding as of March 31, 2026.

Warrants

No warrants were issued or outstanding as of March 31, 2026.

Market Information

The common shares of the Company are traded on OTC QB Markets under the ticker symbol of AVAI.

Record Holders

The number of holders of record for our common stock as of March 31, 2026, was 110.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended March 31, 2026 and 2025.

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

Recent Sales of Unregistered Securities

Preferred Stock

The Company has 20,000,000 shares, $0.001 par value of preferred stock authorized as of March 31, 2026.

On November 21, 2023, the Company issued 3,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On December 1, 2023, the Company issued 2,000,000 shares of preferred stock as bonuses to officers of the Company.

On August 1, 2024, the Company issued 1,300,000 shares of preferred stock in exchange for 1,300,000 shares of common stock.

There were 11,300,000 shares of preferred stock issued and outstanding as of March 31, 2026.

Preferred Stock Series A

The Company has 5,000 shares, $0.001 par value of preferred stock series A authorized as of March 31, 2026.

In April 2023, the Company issued 5,000 shares of preferred stock series A for InstantFAME acquisition.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

There were 3,050 shares of preferred stock series A issued and outstanding as of March 31, 2026.

Common Stock

The Company has 500,000,000 shares, $0.001 par value of common stock as of March 31, 2026.

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

On January 6, 2026, the Company issued 220,719 common shares for cancelation of $60,000 debt for the consulting services provided.

On March 16, 2026, the Company issued 2,500,000 common shares in exchange for convertible notes in the amount of $25,000.

On March 30, 2026, the Company issued 12,459,000 common shares for cancelation of $149,508 related party loan.

There were 153,211,252 shares of common stock issued and outstanding as of March 31, 2026.

Warrants

No warrants were issued or outstanding as of March 31, 2026.

Convertible Debentures

Paid off Debentures:

1800 Diagonal Lending LLC

On October 2, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “October 2023 DL Convertible Note”) in the aggregate principal amount of $126,000 for a purchase price of $105,000. The October 2023 DL Convertible Note has a maturity date of March 2, 2025 and the Company has agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of eight percent (8.0%) per annum from the date on which the October 2023 DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the October 2023 DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the October 2023 DL Convertible Note. The outstanding principal amount of the DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued. Following the 180th day, DL may convert the DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Convertible Note), the DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Convertible Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. On April 2, 2024, the Company paid off the October 2023 DL Convertible Note, including principal and interest, in cash for $137,549.

Red Road Holdings Corporation

On December 18, 2024, the Company entered into a Securities Purchase Agreement and issued a Promissory Note (the “Note”), under which the Company has agreed to pay Red Road Holdings Corporation, a Virginia corporation, or its registered assigns (the “Holder”), the sum of $179,400.00, along with any interest as specified in the Note, on or before October 30, 2025 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date, in accordance with the terms set forth in the Note. The Note may not be prepaid in whole or in part, except as explicitly allowed therein. Any outstanding principal or interest not paid when due will bear Default Interest at a rate of 22% per annum from the due date until payment is made in full. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in lawful money of the United States of America. Payments will be made to such address as the Holder may designate in writing. Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Securities Purchase Agreement dated December 18, 2024, under which this Note was originally issued. As of October 30, 2025, the Company paid off this Note, including principal and interest, in cash for $200,928.

On January 27, 2025, the Company entered into a Securities Purchase Agreement and executed a Promissory Note (the “Note”), under which the Company has agreed to pay to Red Road Holdings Corporation, a Virginia corporation, or its registered assigns (the “Holder”), the sum of $93,150, together with any interest as specified in the Note, on or before November 30, 2025 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the Securities Purchase Agreement dated the same date as this Note, under which the Note was originally issued. As of December 31, 2025, the Company paid off this Note, including principal and interest, in cash for $104,328.

On March 14, 2025, the Company entered into a Securities Purchase Agreement and executed a Promissory Note (the “Note”), under which the Company has agreed to pay to Red Road Holdings Corporation, a Virginia corporation, or its registered assigns (the “Holder”), the sum of $93,725, together with any interest as specified in the Note, on or before January 15, 2026 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the Securities Purchase Agreement dated the same date as this Note, under which the Note was originally issued. As of January 14, 2026, the Company paid off this Note, including principal and interest, in cash for $104,972.

Oleg Sapojnicov

On May 3, 2021, Natalija Tunevic, assigned her $25,000 loan to Mr. Oleg Sapojnicov. A conversion clause was added to the Note, pursuant to which, the $25,000 loan is convertible, at any time after six months, at the discretion of Mr. Oleg Sapojnicov, into shares of the Company’s Common Stock at a fixed conversion price of $0.01 per share. On March 16, 2026, the Company issued 2,500,000 common shares in exchange for this note in the amount of $25,000.

Current Debentures:

Boot Capital LLC

On June 30, 2025 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) and executed a Promissory Note (the “Note”), under which the Company has agreed to pay to Boot Capital LLC, a Delaware limited liability company, or its registered assigns (the “Holder”), the sum of $128,800 together with any interest as specified in the Note, on or before April 30, 2026 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of March 31, 2026, the Company partially repaid this Note, in cash for $112,700.

On January 7, 2026 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) and executed a Promissory Note (the “Note”), under which the Company has agreed to pay to Boot Capital LLC, a Delaware limited liability company, or its registered assigns (the “Holder”), the sum of $128,800 together with any interest as specified in the Note, on or before October 15, 2026 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of March 31, 2026, this Note remained outstanding.

Vanquish Funding Group Inc.

On June 30, 2025, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $202,215 together with any interest as specified in the Note, on or before April 30, 2026 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of March 31, 2026, the Company partially repaid this Note, in cash for $176,936.

On September 19, 2025, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $170,016 together with any interest as specified in the Note, on or before June 30, 2026 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of March 31, 2026, the Company partially repaid this Note, in cash for $106,262.

On January 7, 2026, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $266,616 together with any interest as specified in the Note, on or before October 15, 2026 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of March 31, 2026, this Note remained outstanding.

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

The following discussion and analysis of our financial condition and results of operations for the years ended March 31, 2026 and 2025 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

General Overview

Avai Bio, Inc. (f/k/a Avant Technologies Inc. and Trend Innovations Holding Inc.) is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of information technology consulting services. The Company considers itself a native expert in the field of information technology based on artificial intelligence. Recently, the Company acquired Avant! AI and InstantFAME as well as the assets of Wired4Health, Inc., pertaining to certain technology assets providing full-stack software development, database management, data integration, project management and cloud services resources. Utilize its latest assets acquisitions, Avant mission is to provide innovative and eﬀective AI solutions that transform businesses and positively impact society. Avant strive to push the boundaries of AI technology and empower organizations to achieve their full potential. We believe that our technology can provide a self-sustained system that prepares its data from unlabeled information (Unsupervised Clustering), and then analyzes it using various, proprietary, supervised learning techniques, Improved data efficiency: Unsupervised learning pre-processes and extracts meaningful features from raw or unlabeled data, preparing them as inputs for the supervised learning model. This improves data efficiency and preparations. Our technology deployed over the acquired assets (in sum or as a whole) potentially provides True Learning from Experience - Unsupervised learning is utilized to learn relevant information from many source domains. This knowledge is then evaluated and applied to a related or different domain(s), where information might be in short supply. This feature is a true learning capability. Avant! can leverage the knowledge learned from the source domain to improve performance in the other domains, as well as Factual discovery/conclusion by learning data - Avant! Unsupervised learning techniques, like clustering, help identify groups or patterns in the data, reaching conclusions. Then its supervised learning mechanism can create new datasets (information), which are used for further domains, improving classification and regression tasks. This feature is a true reasoning mechanism.

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

FISCAL YEAR ENDED MARCH 31, 2026, COMPARED TO FISCAL YEAR ENDED MARCH 31, 2025

Revenue

During the fiscal years ended March 31, 2026 and 2025, the Company did not generate revenue.

Operating expenses

Total operating expenses for the years ended March 31, 2026 and 2025, were $1,480,191 and $1,532,792. The operating expenses for the year ended March 31, 2026 included $26,070 in amortization and depreciation expenses; $258,410 in consulting services; $792,265 in general and administrative expenses; $290,551 in marketing expenses; $97,895 in professional fees; and $15,000 in research and development expenses. The operating expenses for the year ended March 31, 2025, included $74,320 in amortization and depreciation expenses; $517,739 in consulting services; $762,478 in general and administrative expenses; $85,164 in marketing expenses; $77,399 in professional fees; $857 in rent expense; and $14,835 in website expenses. Total operating expenses for 2026 decreased by 3%, or $52,601, primarily due to lower consulting services, amortization.

Other Income (Loss)

Total other income for the years ended March 31, 2026 and 2025, were $0 and $450,000, respectively. Other income included debt forgiveness. Total other income for 2026 decreased by 100% because there was no similar income this year.

Total other expenses for the years ended March 31, 2026 and 2025, were $269,318 and $59,323, respectively. Other expenses included discount on convertible notes ($104,400 and $47,775 for the years ended March 31, 2026 and 2025, respectively); interest on convertible notes ($140,000 and $11,548 for the years ended March 31, 2026 and 2025, respectively); and interest on loan from related parties ($24,918 and $0 for the years ended March 31, 2026 and 2025, respectively). Total other expenses for 2026 increased by 354%, or $209,995, primarily due to a higher number of convertible notes this year.

Net Income (Loss)

Our net losses for the fiscal years ended March 31, 2026 and 2025, were $1,749,509 and $1,142,115. Net losses for 2026 increased by 53%, or $607,394. The main impact on the increase in net loss was the increase in operating expenses and other expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

As of March 31, 2026 and 2025, the Company had cash of $23,145 and $81,053, respectively. The Company had a working capital deficit of $3,298,511 and $1,695,484 as of March 31, 2026 and 2025, respectively.

As of March 31, 2026, our total assets were $572,696 comprised of $89,340 in current assets; $105,542 in intangible assets; $377,814 in due from subsidiaries and our total liabilities were $3,387,851.

As of March 31, 2025, our total assets were $224,745 comprised of $93,133 in current assets; $131,612 in intangible assets and our total liabilities were $1,788,617.

Stockholders’ deficit increased from $1,563,872 as of March 31, 2025 to $2,815,155 as of March 31, 2026.

	March 31, 2026	March 31, 2025	$ Change	% Change
Net cash used in operating activities	$(1,009,844)	$(1,160,610)	$150,766	13%
Net cash provided by financing activities	951,936	1,241,382	(289,446)	(23)%
Net cash increase (decrease) for period	$(57,908)	$80,772	$-	-%

CASH FLOWS FROM OPERATING ACTIVITIES

During the fiscal years ended March 31, 2026 and 2025, net cash flows used in operating activities was $(1,009,844) and $(1,160,610), respectively. Cash flows used in operating activities for 2026 increased by $150,766 compared to 2025. This increase was primarily driven by an increase in net loss and accounts payable compared to the previous year.

CASH FLOWS FROM INVESTING ACTIVITIES

For the fiscal years ended March 31, 2026 and 2025, the Company had no investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

During the fiscal year ended March 31, 2026, net cash from financing activities was $951,936 consisting of capital stock issued, convertible notes payable, due from subsidiaries, loan from related parties, loan receivable and loan payable. During the fiscal year ended March 31, 2025, net cash from financing activities was $1,241,382 consisting of capital stock issued, loan from related parties and loan payable.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their FV due to their short maturities.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the FV of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

AVAI BIO, INC.

(formerly Avant Technologies Inc.)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

AVAI BIO INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avai Bio Inc. (the “Company”) as of March 31, 2026, and 2025, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), for each of the two years for the period ended March 31, 2026, and 2025, and cash flows for the years ended March 31, 2026, and 2025, and the related notes and schedules (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2026, and 2025 and the results of its consolidated operations and its cash flows for the years ended March 31, 2026, and 2025, in conformity with the accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 2 to the consolidated financial statements, the Company has not yet generated any revenues, has suffered operating losses in fiscal year 2026. The Company has an accumulated deficit of $ 5,868,019 and a Net Loss amounting to $1,749,509 for the year ended March 31, 2026. These factors as discussed in Note 2 of the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

Basis of Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audits Matters

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

Dylan Floyd Accounting & Consulting

We have served as the Company's auditor since 2025.

Newhall, California

July 13, 2026

AVAI BIO, INC.

(formerly Avant Technologies Inc.)

Consolidated Balance Sheets

	March 31, 2026	March 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$23,145	$81,053
Loan Receivable	60,095	-
Prepaid Expenses	6,100	12,080
Total Current Assets	89,340	93,133

Other Assets
Intangible Assets, Net (Note 6)	105,542	131,612
Due from Subsidiaries	377,814	-
Total Other Assets	483,356	131,612

TOTAL ASSETS	$572,696	$224,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$1,592,882	$885,267
Convertible Notes Payable (Note 8)	500,549	391,275
Loan Payable - Related Parties (Note 7)	744,420	512,075
Loan Payable (Note 8)	550,000	-
Total Current Liabilities	3,387,851	1,788,617
Total Liabilities	3,387,851	1,788,617

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 11,300,000 and 11,300,000 common shares issued and outstanding respectively (Note 9)	11,300	11,300
Preferred stock Series A, $0.001 par value, 5,000 shares authorized; 3,050 and 3,050 shares issued and outstanding, respectively (Note 9)	15,250	15,250
Common stock, $0.001 par value, 500,000,000 shares authorized; 153,211,252 and 137,363,513 common shares issued and outstanding respectively (Note 9)	153,212	137,364
Additional Paid in Capital	2,873,102	2,390,724
Accumulated Deficit	(5,868,019)	(4,118,510)
Total Stockholders’ Deficit	(2,815,155)	(1,563,872)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$572,696	$224,745

The accompanying notes are an integral part of these consolidated financial statements.

AVAI BIO, INC.

(formerly Avant Technologies Inc.)

Consolidated Statements of Operations

For the years ended March 31, 2026 and 2025

	Year ended March 31, 2026	Year ended March 31, 2025

REVENUE	$-	$-

OPERATING EXPENSES
Amortization Expense	26,070	74,320
Consulting Services	258,410	517,739
General and Administrative Expenses	792,265	762,478
Marketing Expenses	290,551	85,164
Professional Fees	97,895	77,399
Rent Expenses	-	857
Research and Development Expenses	15,000	-
Website Expenses	-	14,835
TOTAL OPERATING EXPENSES	1,480,191	1,532,792

OTHER INCOME (EXPENSES)
Debt Forgiveness	-	450,000
Discount on Convertible Note	(104,400)	(47,775)
Interest on Convertible Note	(140,000)	(11,548)
Interest on Loan from Related Parties	(24,918)	-

NET INCOME (LOSS) FROM OPERATIONS	$(1,749,509)	$(1,142,115)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(1,749,509)	$(1,142,115)

COMPREHENSIVE INCOME (LOSS)	$(1,749,509)	$(1,142,115)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	137,974,247	128,148,099

The accompanying notes are an integral part of these consolidated financial statements.

AVAI BIO, INC.

(formerly Avant Technologies Inc.)

Consolidated Statements of Stockholders’ Deficit

For the years ended March 31, 2026 and 2025

					Preferred Stock				Total
	Common Stock		Preferred Stock		Series A		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2024	117,167,906	$117,168	10,000,000	$10,000	3,050	$15,250	$1,367,411	$(2,976,395)	$(1,466,566)

Cancellation of Common Shares	(150,000)	(150)	-	-	-	-	(89,100)	-	(89,250)
Conversion of Accounts Payable into Common Shares	21,645,607	21,646	-	-	-	-	1,112,413	-	1,134,059
Conversion of Common Shares into Preferred Shares	(1,300,000)	(1,300)	1,300,000	1,300	-	-	-	-	-
Net Loss for the Year	-	-	-	-	-	-	-	(1,142,115)	(1,142,115)

Balance, March 31, 2025	137,363,513	$137,364	11,300,000	$11,300	3,050	$15,250	$2,390,724	$(4,118,510)	$(1,563,872)

Conversion of Accounts Payable into Common Shares	888,739	889	-	-	-	-	322,829	-	323,718
Conversion of Notes Payable into Common Shares	2,500,000	2,500	-	-	-	-	22,500	-	25,000
Conversion of Loan from Related Parties into Common Shares	12,459,000	12,459	-	-	-	-	137,049	-	149,508
Net Loss for the Year	-	-	-	-	-	-	-	(1,749,509)	(1,749,509)

Balance, March 31, 2026	153,211,252	$153,212	11,300,000	$11,300	3,050	$15,250	$2,873,102	$(5,868,019)	$(2,815,155)

The accompanying notes are an integral part of these consolidated financial statements.

AVAI BIO, INC.

(formerly Avant Technologies Inc.)

Consolidated Statement of Cash Flows

For the years ended March 31, 2026 and 2025

	Year ended March 31, 2026	Year ended March 31, 2025
OPERATING ACTIVITIES
Net Loss	$(1,749,509)	$(1,142,115)
Adjustments to reconcile Net Loss
to net cash used in operations:
Amortization	26,070	74,320
Prepaid Expenses	5,980	103,721
Accounts Payable	707,615	(196,536)
Net cash used in Operating Activities	(1,009,844)	(1,160,610)

FINANCING ACTIVITIES
Additional Paid in Capital	$482,378	$1,023,313
Capital Stock	15,848	20,196
Convertible Notes Payable	109,274	190,275
Due from Subsidiaries	(377,814)	-
Loan from Related Parties	232,345	105,298
Loan Payable	550,000	(99,000)
Loan Receivable	(60,095)	-
Preferred Stock	-	1,300
Net cash provided by Financing Activities	951,936	1,241,382

Net cash increase (decrease) for period	$(57,908)	$80,772
Cash at beginning of period	$81,053	$281
Cash at end of period	$23,145	$81,053

The accompanying notes are an integral part of these consolidated financial statements.

AVAI BIO, INC.

(formerly Avant Technologies Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Avai Bio, Inc. (f/k/a Avant Technologies Inc. and Trend Innovations Holding Inc.) is a technology company specializing in acquiring, creating, and developing innovative and advanced technologies utilizing artificial intelligence (AI) as well as providing a host of information technology consulting services. The Company considers itself a native expert in the field of information technology based on artificial intelligence. The Company’s key acquisitions include Avant! AI and a Joint Venture and License Agreement (the “License Agreement”) with Ainnova Tech Inc. These acquisitions provide the Company with resources in full-stack software development, database management, data integration, project management, and cloud services.

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

The Company’s name change was announced on FINRA’s Daily List on February 10, 2026, and became effective at the open of business on February 11, 2026. Following the effective date, the Company will operate under the name Avai Bio, Inc.

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

The Distributions of profits from AAC will be made to the Members as follows: first, AINN to receive the balance sheet value of its business contributed to AAC; second, Avant to receive the capital it contributed to AAC; third, to AINN and Avant in accordance with their respective percentage ownership interests. AAC will be governed and operated pursuant to the terms of a limited liability company agreement. The parties agreed to expand the territories granted for the Technology Portfolio under the license to AAC to include the entire continental United States, Canada and Europe. AAC will issue 2,000,000 shares of common stock of AAC. AAC is strategically positioning its business and is seeking third parties to license, acquire, joint venture or enter such other strategic transaction with respect to the Technology Portfolio. Ai-Nova Acquisition Corp LLC was dissolved pursuant to a Mutual Agreement entered into between the Company and Ainnova Tech Inc. dated May 18, 2026.

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company had recurring losses as of March 31, 2026. The Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is March 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280)”, provides improvements to reportable segment disclosure requirements through amendments that require disclosure of significant segment expenses and other segment items on an interim and annual basis and requires all annual disclosures about a reportable segment’s profit or loss and assets to be made on an interim basis. The standard also requires the disclosure of the chief operating decision maker’s (“CODM”) title and position and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also clarifies that if the CODM uses more than one measure in assessing segment performance and deciding how to allocate resources, a company may report the additional segment profit or loss measure(s) and that companies with a single reportable segment must provide all disclosures required by this amendment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $23,145 of cash as of March 31, 2026.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company had $6,100 in prepaid expenses as of March 31, 2026 (March 31, 2025 – $12,080). Prepaid expenses consist of prepaid services.

Loan Receivable

Loans receivable from third parties are stated at unpaid principal balances, adjusted for any deferred fees or costs and reduced by an allowance for credit losses, when applicable. The Company monitors collectability and considers borrower-specific facts, collateral, and other relevant information in estimating expected credit losses. Interest income is recognized over the term of the loan, and loans are charged off when management determines they are uncollectible.

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

Application Development Costs

The Company follows the provisions of ASC 985, “Software”, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible software costs incurred once technological feasibility is established. The Company amortizes these costs using the straight-line method over a period from one to five years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

Website Development Costs

The Company amortizes these costs using the straight-line method over a period of one year, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. For the years ended March 31, 2026, and 2025, the Company recorded $15,000 and $0 of research and development expenses, respectively.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through March 31, 2026, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the years ended March 31, 2026 and 2025, there was no difference between our net loss and comprehensive loss.

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

Accounting Standards Adopted in 2026

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 during the year ended March 31, 2026, and there was no significant impact.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – OPERATING SEGMENTS

The Company’s CODM is the Chief Executive Officer (the “CEO”). The CODM reviews consolidated operating results, cash flow forecasts, and major expense categories across the Company, without distinguishing separate business segments, to evaluate performance and allocate resources. As a result, the Company continues to operate as a single reportable segment. There are no segment operating expenses that require disclosure other than the expense categories presented on the consolidated statements of operations.

Note 5 – FIXED ASSETS

As of March 31, 2026, our fixed assets comprised of $1,500 in equipment. Depreciation expense of equipment was $1,500 as of March 31, 2026.

Note 6 – INTANGIBLE ASSETS

During the year ended March 31, 2019, the Company capitalized website development costs for $8,361. Accumulated amortization expense of website development costs was $8,361 as of March 31, 2026.

In June 2019 the Company capitalized mobile application development costs for $97,400. During the year ended March 31, 2024, the Company capitalized mobile application development update costs for $29,450. As of March 31, 2026, the total amount of capitalized mobile application development costs was $126,850. Accumulated amortization expense of application development was $126,850 as of March 31, 2026.

In December 2019 and March 2020, the Company purchased an RSS Database. As of March 31, 2026, the total amount of RSS Database was $149,000. Accumulated amortization expense of RSS Database was $149,000 as of March 31, 2026.

In April 2023, the Company acquired Avant! AI™ and Instant FAME™ technologies. As of March 31, 2026, the total amount of the acquired assets was $124,000 and $25,000, respectively. Accumulated amortization expense of Avant! AI™ was $36,167 as of March 31, 2026. Accumulated amortization expense of Instant FAME™ was $7,292 as of March 31, 2026.

During the year ended March 31, 2024, the Company capitalized chatbot development costs for $4,060. Accumulated amortization expense of chatbot development costs was $4,060 as of March 31, 2026.

The Company had the following intangible assets as of March 31, 2026 and 2025:

	As of March 31, 2026	As of March 31, 2025

Avant! AI™	$124,000	$124,000
Chatbot Developments	4,060	4,060
Instant FAME™	25,000	25,000
Mobile Application Development Costs	126,850	126,850
RSS Database	149,000	149,000
Website Development	8,361	8,361
Accumulated Amortization	(331,729)	(305,659)

Total Intangible Assets, Net	$105,542	$131,612

Note 7 – RELATED PARTY TRANSACTIONS

Loan Payable - Related Party

As of March 31, 2026, our secretary, Natalija Tunevic, has loaned to the Company $114,328. This loan is unsecured, non-interest bearing and due on demand.

As of March 31, 2026, our director, Vitalis Racius, has loaned to the Company $128,563, of which $16,043 was advanced to the Company for the Company's operating expenses during the year ended March 31, 2026. This loan is unsecured, non-interest bearing and due on demand.

During the year ended March 31, 2026, our shareholder, Marieta Seiranova, has loaned to the Company $7,000, of which $7,000 was advanced to the Company for the Company's operating expenses and $7,000 was repaid during the year ended March 31, 2026. This loan was unsecured, non-interest bearing and due on demand.

As of March 31, 2026, our shareholder, Mehrabian Investments LLC, has loaned to the Company $30,000. This loan is unsecured, non-interest bearing and due on demand.

As of March 31, 2026, our shareholder, IGOR 1 CORP, has loaned to the Company $471,529, of which $388,581 was advanced to the Company for the Company's operating expenses and $47,689 was repaid during the year ended March 31, 2026. This loan is unsecured, non-interest bearing and due on demand.

During the year ended March 31, 2020, the Company’s subsidiary, Thynews Tech LLC, received advances from its related parties totaling $124,590. The advances were interest-free and due on demand. As of March 31, 2026, the Company had accrued interest on the related party loan in the amount of $24,918. On March 30, 2026, the Company issued 12,459,000 shares of its common stock in full settlement of the related party loan, including accrued interest, totaling $149,508. The related party loan was extinguished in full upon issuance of the shares.

Note 8 – THIRD PARTY TRANSACTIONS

Convertible Notes

1800 Diagonal Lending LLC

On October 2, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “October 2023 DL Convertible Note”) in the aggregate principal amount of $126,000 for a purchase price of $105,000. The October 2023 DL Convertible Note has a maturity date of March 2, 2025 and the Company has agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of eight percent (8.0%) per annum from the date on which the October 2023 DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the October 2023 DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the October 2023 DL Convertible Note. The outstanding principal amount of the DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued. Following the 180th day, DL may convert the DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Convertible Note), the DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Convertible Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. On April 2, 2024, the Company paid off the October 2023 DL Convertible Note, including principal and interest, in cash for $137,549.

Red Road Holdings Corporation

On December 18, 2024, the Company entered into a Securities Purchase Agreement and issued a Promissory Note (the “Note”), under which the Company has agreed to pay Red Road Holdings Corporation, a Virginia corporation, or its registered assigns (the “Holder”), the sum of $179,400.00, along with any interest as specified in the Note, on or before October 30, 2025 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date, in accordance with the terms set forth in the Note. The Note may not be prepaid in whole or in part, except as explicitly allowed therein. Any outstanding principal or interest not paid when due will bear Default Interest at a rate of 22% per annum from the due date until payment is made in full. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in lawful money of the United States of America. Payments will be made to such address as the Holder may designate in writing. Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Securities Purchase Agreement dated December 18, 2024, under which this Note was originally issued. As of October 30, 2025, the Company paid off this Note, including principal and interest, in cash for $200,928.

On January 27, 2025, the Company entered into a Securities Purchase Agreement and executed a Promissory Note (the “Note”), under which the Company has agreed to pay to Red Road Holdings Corporation, a Virginia corporation, or its registered assigns (the “Holder”), the sum of $93,150, together with any interest as specified in the Note, on or before November 30, 2025 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the Securities Purchase Agreement dated the same date as this Note, under which the Note was originally issued. As of December 31, 2025, the Company paid off this Note, including principal and interest, in cash for $104,328.

On March 14, 2025, the Company entered into a Securities Purchase Agreement and executed a Promissory Note (the “Note”), under which the Company has agreed to pay to Red Road Holdings Corporation, a Virginia corporation, or its registered assigns (the “Holder”), the sum of $93,725, together with any interest as specified in the Note, on or before January 15, 2026 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the Securities Purchase Agreement dated the same date as this Note, under which the Note was originally issued. As of January 14, 2026, the Company paid off this Note, including principal and interest, in cash for $104,972.

Boot Capital LLC

On June 30, 2025 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) and executed a Promissory Note (the “Note”), under which the Company has agreed to pay to Boot Capital LLC, a Delaware limited liability company, or its registered assigns (the “Holder”), the sum of $128,800 together with any interest as specified in the Note, on or before April 30, 2026 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of March 31, 2026, the Company partially repaid this Note, in cash for $112,700.

On January 7, 2026 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) and executed a Promissory Note (the “Note”), under which the Company has agreed to pay to Boot Capital LLC, a Delaware limited liability company, or its registered assigns (the “Holder”), the sum of $128,800 together with any interest as specified in the Note, on or before October 15, 2026 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of March 31, 2026, this Note remained outstanding.

Vanquish Funding Group Inc.

On June 30, 2025, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $202,215 together with any interest as specified in the Note, on or before April 30, 2026 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of March 31, 2026, the Company partially repaid this Note, in cash for $176,936.

On September 19, 2025, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $170,016 together with any interest as specified in the Note, on or before June 30, 2026 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of March 31, 2026, the Company partially repaid this Note, in cash for $106,262.

On January 7, 2026, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $266,616 together with any interest as specified in the Note, on or before October 15, 2026 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of March 31, 2026, this Note remained outstanding.

Oleg Sapojnicov

On May 3, 2021, Natalija Tunevic, assigned her $25,000 loan to Mr. Oleg Sapojnicov. A conversion clause was added to the

Note, pursuant to which, the $25,000 loan is convertible, at any time after six months, at the discretion of Mr. Oleg Sapojnicov, into shares of the Company’s Common Stock at a fixed conversion price of $0.01 per share. On March 16, 2026, the Company issued 2,500,000 common shares in exchange for this note in the amount of $25,000.

Loan Payable

As of March 31, 2026, Elentina Group LLC, has loaned to the Company $500,000, of which $500,000 was advanced to the Company for the Company's operating expenses. This loan is unsecured, non-interest bearing, and repayable on demand at any time prior to its stated maturity date of June 30, 2027. There are no prepayment penalties or fees associated with early repayment.

As of March 31, 2026, SAPA INVESTMENTS LLC, has loaned to the Company $50,000, of which $50,000 was advanced to the Company for the Company's operating expenses. This loan is unsecured, non-interest bearing, and repayable on demand at any time prior to its stated maturity date of June 30, 2027. There are no prepayment penalties or fees associated with early repayment.

Issuance of Shares

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of March 31, 2026.

On November 21, 2023, the Company issued 3,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On December 1, 2023, the Company issued 2,000,000 shares of preferred stock as bonuses to officers of the Company.

On August 1, 2024, the Company issued 1,300,000 shares of preferred stock in exchange for 1,300,000 shares of common stock.

There were 11,300,000 shares of preferred stock issued and outstanding as of March 31, 2026.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of March 31, 2026.

In April 2023, the Company issued 5,000 shares of preferred stock series A for InstantFAME™ acquisition.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

There were 3,050 shares of preferred stock series A issued and outstanding as of March 31, 2026.

Common Stock

The Company has 500,000,000, $0.001 par value shares of common stock as of March 31, 2026.

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

On January 6, 2026, the Company issued 220,719 common shares for cancelation of $60,000 debt for the consulting services provided.

On March 16, 2026, the Company issued 2,500,000 common shares in exchange for convertible notes in the amount of $25,000.

On March 30, 2026, the Company issued 12,459,000 common shares for cancelation of $149,508 related party loan.

There were 153,211,252 shares of common stock issued and outstanding as of March 31, 2026.

Warrants

No warrants were issued or outstanding as of March 31, 2026.

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

Note 11 – INCOME TAXES

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely- than not that some or all of the deferred tax assets will not be realized.

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future income, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, there is a full valuation allowance provided against the Company’s deferred tax assets as of March 31, 2026, and 2025.

A reconciliation of the provision for income taxes determined at the U.S. statutory rate at 21% to the Company’s effective income tax rate is as follows:

	Year Ended March 31, 2026	Rate %	Year Ended March 31, 2025	Rate %
Pre-tax income (loss)	(1,749,509)		(1,142,115)
Computed “expected” tax expense (benefit)	(367,397)	(21)%	(239,844)	(21)%
Change in valuation allowance	$367,397	21%	$239,844	21%
Actual tax expense (benefit)	-	0.00%	-	0.00%

The Company had deferred tax assets as follows:

	March 31, 2026	March 31, 2025
Non-current deferred tax assets:
Net operating loss carry forward	$(5,868,019)	$(4,118,510)
Total deferred tax assets	(1,232,284)	(864,887)
Valuation allowance	$1,232,284	$864,887
Net deferred tax assets	$-	$-

As of March 31, 2026, the Company has approximately $5,868,019 of net operating loss carryforwards available to reduce future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to March 31, 2026, through the date these financial statements were issued, and has determined that the followings represent material subsequent events to disclose in these financial statements:

On April 9, 2026, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $202,215 together with any interest as specified in the Note, on or before January 30, 2027 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued.

On May 26, 2026, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $202,215 together with any interest as specified in the Note, on or before March 30, 2027 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued.

On May 18, 2026, Ai-Nova Acquisition Corp LLC was dissolved pursuant to a Mutual Agreement entered into between the Company and Ainnova Tech Inc. In connection therewith, the License Agreement dated November 8, 2024, effective November 11, 2024, was terminated in its entirety, and neither party has any further rights or obligations thereunder. The parties also agreed to formally dissolve Ai-Nova Acquisition Corp. in accordance with the laws of the State of Nevada.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of March 31, 2026. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2026, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.               We did not maintain appropriate cash controls - As of March 31, 2026, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.               We did not implement appropriate information technology controls - As at March 31, 2026, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended March 31, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Ivan Lunegov	41	President & Director
Vitalis Racius	44	Chief Financial Officer, Director &Treasurer
Chris Winter	62	Chief Executive Officer
Natalija Tunevic	66	Secretary

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

On October 30, 2024, the Company entered into an Employment Agreement with Chris Winter, effective November 1, 2024. Mr. Winter initially served as Chief Operating Officer and was appointed Chief Executive Officer on November 7, 2024. The agreement provides for quarterly equity compensation of 100,000 shares of common stock, with the initial grant prorated to 67,000 shares.

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

Item 11. Executive Compensation.

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended March 31, 2026 and 2025:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Natalija Tunevic Secretary	2026	50,000	-0-	-0-	-0-	-0-	-0-	-0-	50,000
	2025	50,000	-0-	-0-	-0-	-0-	-0-	-0-	50,000

Ivan Lunegov President and Director	2026	400,000	-0-	-0-	-0-	-0-	-0-	-0-	400,000
	2025	400,000	-0-	-0-	-0-	-0-	-0-	-0-	400,000

Vitalis Racius Chief Financial Officer, Director and Treasurer	2026	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000
	2025	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000

Chris Winter, Chief Executive Officer	2026	140,126	-0-	-0-	-0-	-0-	-0-	-0-	140,126
	2025	69,820	-0-	-0-	-0-	-0-	-0-	-0-	69,820

William Hisey, Former Interim CEO	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2025	12,000	-0-	-0-	-0-	-0-	-0-	-0-	12,000

Ms. Tunevic, Mr. Racius, Mr. Lunegov, and Mr. Winter currently devote part of their professional time to the management and operations of the Company. Their responsibilities include oversight of the Company’s operations, administration, and corporate matters. They provide services to the Company pursuant to the compensation arrangements described above.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

Other than the equity compensation arrangements and stock option plan maintained for certain officers as described herein, the Company does not maintain any other stock option plans, retirement, pension, or profit-sharing plans for the benefit of its officers, directors, or employees. The Company does not currently provide any annuity, pension, or retirement benefits to its officers, directors, or employees pursuant to any existing plan.

Executive Compensation Agreements

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2026, no new warrants were awarded to the executives

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of July 14, 2026, concerning the number of shares of common stock beneficially owned by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Mikhail Bukshpan	7,900,000	5.13%
Common Stock Common Stock Common Stock Common Stock Common Stock Common Stock	Ivan Lunegov Andrii Kokliushyn Prospera LLC Natalija Tunevic Vitalis Racius Chris Winter	9,904,994 12,459,000 10,385,662 1,000,000 3,812,006 567,000	6.44% 8.1% 6.75% 0.65% 2.48% 0.39%
Preferred Stock	Natalija Tunevic	6,000,000	53.1%*)
Preferred Stock	Vitalis Racius	5,300,000	46.9%*)
Preferred Stock Series A	ALTHA LLC	3,050	100%***)

The percent of class is based on 153,916,565 shares of common stock, 11,300,000 of preferred stock and 3,050 of series A preferred stock issued and outstanding as of the date of this annual report

*) Voting right 5 to 1.

**) agreed to a lock-up period of nine (9) months from April 2023

***) Voting on an as converted basis, subject to 4.99% Blocker of beneficial ownership

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adversary to the Company or has a material interest adverse to the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions for the year ended March 31, 2026, to which we were or are a party in which the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest:

As of March 31, 2026, our shareholder, IGOR 1 CORP, has loaned to the Company $471,529, of which $388,581 was advanced to the Company for the Company's operating expenses and $47,689 was repaid during the year ended March 31, 2026. This loan is unsecured, non-interest bearing and due on demand.

During the year ended March 31, 2020, the Company’s subsidiary, Thynews Tech LLC, received advances from its former president, Andrii Kokliushyn, totaling $124,590. The advances were interest-free and due on demand. As of March 30, 2026, the Company had accrued interest on the related party loan in the amount of $24,918. On March 30, 2026, the Company issued 12,459,000 shares of its common stock in full settlement of the related party loan, including accrued interest, totaling $149,508, to Andrii Kokliushyn. The related party loan was extinguished in full upon issuance of the shares.

As of March 31, 2026, our directors and officers had loaned to the Company totaling $744,420 to provide working capital for its business operations.

Procedures for Approval of Related Party Transactions

Our Board of Directors is in charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company has no outside directors as of March 31, 2026.

There are no promoters of the company, and have been none, as defined in Item 404(c)(1)(i) of Regulation S-K, other than the Company’s directors and officers.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to our company for the years ended March 31, 2026 and 2025 for professional services rendered by DylanFloyd Accounting & Consulting, our principal independent accountants:

Fees	March 31, 2026	March 31, 2025
Audit Fees	$27,000	$26,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$27,000	$26,000

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are included as part of this report by reference:

19	Insider Trading Policy

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 16. Form 10–K Summary.

None.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2026	AVAI BIO, INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Financial Officer, Director & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	July 14, 2026
Natalija Tunevic

/s/ Ivan Lunegov	President & Director	July 14, 2026
Ivan Lunegov

/s/ Vitalis Racius	Chief Financial Officer, Director & Treasurer	July 14, 2026
Vitalis Racius

/s/ Chris Winter	Chief Executive Officer	July 14, 2026
Chris Winter