Form 10-Q
period 2026-06-30
AVAI BIO, INC.
filed 2026-08-13
CIK 1740797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-225433

AVAI BIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	38-4053064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sv. Stepono g. 27D-2, Vilnius, Lithuania, LT-01315 (USA Address: 5348 Vegas Drive, Las Vegas, NV, 89108)
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 866-533-0065
Registrant’s email: info@avanttechnologies.com

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

Yes [  ]        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 153,916,565 common shares issued and outstanding as of August 13, 2026.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying interim financial statements of Avai Bio, Inc. (formerly Avant Technologies Inc., and previously known as Trend Innovations Holding Inc) (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

AVAI BIO, INC.

Consolidated Balance Sheets

	June 30, 2026 (Unaudited)	March 31, 2026
ASSETS
Current Assets
Cash and Cash Equivalents	$83,586	$23,145
Loan Receivable	60,095	60,095
Prepaid Expenses	10,600	6,100
Total Current Assets	154,281	89,340

Other Assets
Intangible Assets, Net (Note 6)	158,898	105,542
Due from Subsidiaries	478,571	377,814
Total Other Assets	637,469	483,356

TOTAL ASSETS	$791,750	$572,696

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$1,729,921	$1,592,882
Convertible Notes Payable (Note 8)	725,138	500,549
Loan Payable - Related Parties (Note 7)	802,972	744,420
Loan Payable (Note 8)	756,285	550,000
Total Current Liabilities	4,014,316	3,387,851
Total Liabilities	4,014,316	3,387,851

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 11,300,000 and 11,300,000 common shares issued and outstanding respectively (Note 9)	11,300	11,300
Preferred stock Series A, $0.001 par value, 5,000 shares authorized; 3,050 and 3,050 shares issued and outstanding, respectively (Note 9)	15,250	15,250
Common stock, $0.001 par value, 500,000,000 shares authorized; 153,916,565 and 153,211,252 common shares issued and outstanding respectively (Note 9)	153,917	153,212
Additional Paid in Capital	3,017,027	2,873,102
Accumulated Deficit	(6,420,060)	(5,868,019)
Total Stockholders’ Deficit	(3,222,566)	(2,815,155)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$791,750	$572,696

The accompanying notes are an integral part of these unaudited financial statements.

AVAI BIO, INC.

Consolidated Statements of Operations

Three months ended June 30, 2026 and 2025

(Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025

REVENUE	$-	$-

OPERATING EXPENSES
Amortization Expense	5,244	6,518
Consulting Services	105,000	64,910
General and Administrative Expenses	176,480	213,886
Marketing Expenses	100,750	154,190
Professional Fees	32,309	48,085
TOTAL OPERATING EXPENSES	419,783	487,589

OTHER INCOME (EXPENSES)
Discount on Convertible Note	(47,100)	-
Interest Expense, Net	(60,615)	-
Loss on Disposal of Subsidiary	(24,543)	-

NET LOSS FROM OPERATIONS	$(552,041)	$(487,589)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(552,041)	$(487,589)

COMPREHENSIVE LOSS	$(552,041)	$(487,589)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	153,916,565	137,462,534

The accompanying notes are an integral part of these unaudited financial statements.

AVAI BIO, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Three months ended June 30, 2026 and 2025

(Unaudited)

					Preferred Stock				Total
	Common Stock		Preferred Stock		Series A		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2025	137,363,513	$137,364	11,300,000	$11,300	3,050	$15,250	$2,390,724	$(4,118,510)	$(1,563,872)

Conversion of Accounts Payable into Common Shares	147,720	148	-	-	-	-	59,852	-	60,000
Net Loss for the Three Months	-	-	-	-	-	-	-	(487,589)	(487,589)

Balance, June 30, 2025	137,511,233	$137,512	11,300,000	$11,300	3,050	$15,250	$2,450,576	$(4,606,099)	$(1,991,461)

Balance, March 31, 2026	153,211,252	$153,212	11,300,000	$11,300	3,050	$15,250	$2,873,102	$(5,868,019)	$(2,815,155)

Conversion of Accounts Payable into Common Shares	705,313	705	-	-	-	-	143,925	-	144,630
Net Loss for the Three Months	-	-	-	-	-	-	-	(552,041)	(552,041)

Balance, June 30, 2026	153,916,565	$153,917	11,300,000	$11,300	3,050	$15,250	$3,017,027	$(6,420,060)	$(3,222,566)

The accompanying notes are an integral part of these unaudited financial statements.

AVAI BIO, INC.

Consolidated Statements of Cash Flows

Three months ended June 30, 2026 and 2025

(Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025
OPERATING ACTIVITIES
Net Loss	$(552,041)	$(487,589)
Adjustments to reconcile Net Loss
to net cash used in operations:
Amortization	5,244	6,518
Prepaid Expenses	(4,500)	1,930
Accounts Payable	137,039	238,798
Net cash used in Operating Activities	(414,258)	(240,343)

INVESTING ACTIVITIES
API Acquisition	$(58,600)	$-
Net cash used in Investing Activities	(58,600)	-

FINANCING ACTIVITIES
Additional Paid in Capital	$143,925	$59,852
Capital Stock	705	148
Convertible Notes Payable	224,589	(100,464)
Due from Subsidiaries	(100,757)	-
Loan from Related Parties	58,552	119,816
Loan Payable	206,285	90,000
Net cash provided by Financing Activities	533,299	169,352

Net cash increase (decrease) for period	$60,441	$(70,991)
Cash at beginning of period	$23,145	$81,053
Cash at end of period	$83,586	$10,062

The accompanying notes are an integral part of these unaudited financial statements.

AVAI BIO, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

(Unaudited)

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

On February 3, 2026, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to change its corporate name from Avant Technologies, Inc. to Avai Bio, Inc. The Company’s trading symbol will remain “AVAI”, and its CUSIP number will remain 89487B100.

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

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to September 30, 2023 the Company acquired additional 50,000 processed sources. As of June 30, 2026, the Company had sold the app and no longer owns or operates it.

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had recurring losses as of June 30, 2026, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by the Company in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2026, and for the related periods presented. The results for the three months ended June 30, 2026, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $83,586 of cash as of June 30, 2026.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company had $10,600 in prepaid expenses as of June 30, 2026 (March 31, 2026 – $6,100). Prepaid expenses consist of prepaid services.

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

Revenue Recognition

The Company adopted ASC 606. ASC 606, “Revenue from Contracts with Customers”, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through June 30, 2026, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months ended June 30, 2026 and 2025, there was no difference between our net loss and comprehensive loss.

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

Note 5 – FIXED ASSETS

As of June 30, 2026, our fixed assets comprised of $1,500 in equipment. Accumulated depreciation expense of equipment was $1,500 as of June 30, 2026.

Note 6 – INTANGIBLE ASSETS

During the year ended March 31, 2019, the Company capitalized website development costs for $8,361. Accumulated amortization expense of website development costs was $8,361 as of June 30, 2026.

In June 2019 the Company capitalized mobile application development costs for $97,400. During the year ended March 31, 2024, the Company capitalized mobile application development update costs for $29,450. As of June 30, 2026, the total amount of capitalized mobile application development costs was $126,850. Accumulated amortization expense of application development was $126,850 as of June 30, 2026.

In December 2019 and March 2020, the Company purchased an RSS Database. As of June 30, 2026, the total amount of RSS Database was $149,000. Accumulated amortization expense of RSS Database was $149,000 as of June 30, 2026.

In April 2023, the Company acquired Avant! AI™ and Instant FAME™ technologies. As of June 30, 2026, the total amount of the acquired assets was $124,000 and $25,000, respectively. Accumulated amortization expense of Avant! AI™ was $39,267 as of June 30, 2026. Accumulated amortization expense of Instant FAME™ was $7,917 as of June 30, 2026.

During the year ended March 31, 2024, the Company capitalized chatbot development costs for $4,060. Accumulated amortization expense of chatbot development costs was $4,060 as of June 30, 2026.

In June 2026, the Company capitalized Wellness Assessment Application Programming Interface (“API”) acquisition costs for $58,600. Accumulated amortization expense of the API costs was $1,519 as of June 30, 2026.

The Company had the following intangible assets as of June 30, 2026 and March 31, 2026:

	As of June 30, 2026	As of March 31, 2026

Avant! AI™	$124,000	$124,000
Chatbot Developments	4,060	4,060
Wellness Assessment API	58,600	-
Instant FAME™	25,000	25,000
Mobile Application Development Costs	126,850	126,850
RSS Database	149,000	149,000
Website Development	8,361	8,361
Accumulated Amortization	(336,973)	(331,729)

Total Intangible Assets, Net	$158,898	$105,542

Note 7 – RELATED PARTY TRANSACTIONS

Loan Payable - Related Party

As of June 30, 2026, our secretary, Natalija Tunevic, has loaned to the Company $114,328. This loan is unsecured, non-interest bearing and due on demand.

As of June 30, 2026, our director, Vitalis Racius, has loaned to the Company $128,645, of which $82 was advanced to the Company for the Company's operating expenses during the three months ended June 30, 2026. This loan is unsecured, non-interest bearing and due on demand.

During the year ended March 31, 2026, our shareholder, Marieta Seiranova, has loaned to the Company $7,000, of which $7,000 was advanced to the Company for the Company's operating expenses and $7,000 was repaid during the year ended March 31, 2026. This loan was unsecured, non-interest bearing and due on demand.

As of June 30, 2026, our shareholder, Mehrabian Investments LLC, has loaned to the Company $30,000. This loan is unsecured, non-interest bearing and due on demand.

As of June 30, 2026, our shareholder, IGOR 1 CORP, has loaned to the Company $530,000, of which $63,357 was advanced to the Company for the Company's operating expenses and $4,887 was repaid during the three months ended June 30, 2026. This loan is unsecured, non-interest bearing and due on demand.

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

Boot Capital LLC

On June 30, 2025 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) and executed a Promissory Note (the “Note”), under which the Company has agreed to pay to Boot Capital LLC, a Delaware limited liability company, or its registered assigns (the “Holder”), the sum of $128,800 together with any interest as specified in the Note, on or before April 30, 2026 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of June 30, 2026, the Company paid off this Note, including principal and interest, in cash for $128,800.

On January 7, 2026 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) and executed a Promissory Note (the “Note”), under which the Company has agreed to pay to Boot Capital LLC, a Delaware limited liability company, or its registered assigns (the “Holder”), the sum of $128,800 together with any interest as specified in the Note, on or before October 15, 2026 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of June 30, 2026, this Note remained outstanding.

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

Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of June 30, 2026, the Company paid off this Note, including principal and interest, in cash for $202,215.

On September 19, 2025, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $170,016 together with any interest as specified in the Note, on or before June 30, 2026 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of June 30, 2026, the Company paid off this Note, including principal and interest, in cash for $170,016

On January 7, 2026, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $266,616 together with any interest as specified in the Note, on or before October 15, 2026 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of June 30, 2026, the Company partially repaid this Note, in cash for $133,308.

On April 9, 2026, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $202,215 together with any interest as specified in the Note, on or before January 30, 2027 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of June 30, 2026, this Note remained outstanding.

On May 26, 2026, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $202,215 together with any interest as specified in the Note, on or before March 30, 2027 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of June 30, 2026, this Note remained outstanding.

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

Proforce LLC

Pursuant to the Asset Purchase Agreement and Intellectual Property Assignment dated May 28, 2026, the Company acquired the Wellness Assessment API from the seller. The acquisition was completed on June 3, 2026, when ownership of the Wellness Assessment API was transferred to the Company. As consideration, the Company issued a two-year Promissory Note in the principal amount of $58,600 to Proforce LLC, bearing interest at 7% per annum and maturing on June 2, 2028. The Promissory Note also provides the holder with the option to convert the outstanding principal and accrued interest into shares of the Company's common stock at a fixed conversion price. As of June 30, 2026, this Note remained outstanding.

Loan Payable

As of June 30, 2026, Elentina Group LLC, has loaned to the Company $689,000, of which $689,000 was advanced to the Company for the Company's operating expenses. Interest at an annual rate of 5% has been accrued on the outstanding principal, resulting in total debt of $706,285 as of June 30, 2026. This loan is unsecured and repayable on demand at any time prior to its stated maturity date of June 30, 2027. There are no prepayment penalties or fees associated with early repayment.

As of June 30, 2026, SAPA INVESTMENTS LLC, has loaned to the Company $50,000, of which $50,000 was advanced to the Company for the Company's operating expenses. This loan is unsecured, bears interest at a rate of 7% per annum, and repayable on demand at any time prior to its stated maturity date of June 30, 2027. There are no prepayment penalties or fees associated with early repayment.

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of June 30, 2026.

On November 21, 2023, the Company issued 3,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On December 1, 2023, the Company issued 2,000,000 shares of preferred stock as bonuses to officers of the Company.

On August 1, 2024, the Company issued 1,300,000 shares of preferred stock in exchange for 1,300,000 shares of common stock.

There were 11,300,000 shares of preferred stock issued and outstanding as of June 30, 2026.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of June 30, 2026.

In April 2023, the Company issued 5,000 shares of preferred stock series A for InstantFAME™ acquisition.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

There were 3,050 shares of preferred stock series A issued and outstanding as of June 30, 2026.

Common Stock

The Company has 500,000,000, $0.001 par value shares of common stock as of June 30, 2026.

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

On April 6, 2026, the Company issued 205,313 common shares for cancelation of $60,000 debt for the consulting services provided.

On June 12, 2026, the Company issued 300,000 common shares for cancelation of $36,000 debt for the consulting services provided.

On June 30, 2025, the Company issued 200,000 common shares for cancelation of $ $48,630 payroll debt.

There were 153,916,565 shares of common stock issued and outstanding as of June 30, 2026.

Warrants

No warrants were issued or outstanding as of June 30, 2026.

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

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to June 30, 2026, through the date these financial statements were issued, and has determined that there were no material subsequent events to disclose in these financial statements.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended March 31, 2026, the unaudited statements of operations for the three months ended June 30, 2026 and 2025 are compared in the sections below.

Business Description

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

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to September 30, 2023 the Company acquired additional 50,000 processed sources. As of June 30, 2026, the Company had sold the app and no longer owns or operates it.

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

Results of operations

Results of Operations for the three months ended June 30, 2026 and 2025:

Revenue

For the three months ended June 30, 2026 and 2025, the Company did not generate any revenue.

Operating expenses

Total operating expenses for the three months ended June 30, 2026 and 2025 were $419,783 and $487,589. The operating expenses for the three months ended June 30, 2026, included $5,244 in amortization expenses; $105,000 in consulting services; $176,480 in general and administrative expenses; $100,750 in marketing expenses; and $32,309 in professional fees. The operating expenses for the three months ended June 30, 2025, included $6,518 in amortization and depreciation expenses; $64,910 in consulting services; $213,886 in general and administrative expenses; $154,190 in marketing expenses; and $48,085 in professional fees. Total operating expenses for three months ended June 30, 2026, compared the three months ended June 30, 2025, decreased by 14%, or $67,806, primarily due to a reduction in marketing expenses and professional fees.

Other Expenses

The total other expenses for the three months ended June 30, 2026 and 2025 were $132,258 and $0, respectively. Other expenses included interest ($43,330) and discount ($47,100) on convertible notes; interest on loan payable ($17,285); and loss on disposal of subsidiary ($24,543). Total other expenses for the three months ended June 30, 2026, compared the three months ended June 30, 2025, increased by 100%, or $132,258. The other expenses increased in the current period because there were no similar expenses in the prior year.

Net Loss

The net loss for the three months ended June 30, 2026 and 2025 was $552,041 and $487,589, accordingly. Net losses for three months ended June 30, 2026, compared the three months ended June 30, 2025, increased by 13%, or $64,452. The main impact on the increase in net loss was the increase in other expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026 and March 31, 2026, the Company had cash of $83,586 and $23,145, respectively. The Company had a working capital deficit of $3,860,035 and $3,298,511 as of June 30, 2026, and March 31, 2026, respectively.

As of June 30, 2026, our total assets were $791,750 comprised of $154,281 in current assets; $158,898 in intangible assets; $478,571 in due from subsidiaries; and our total liabilities were $4,014,316.

As of March 31, 2026, our total assets were $572,696 comprised of $89,340 in current assets; $105,542 in intangible assets; $377,814 in due from subsidiaries; and our total liabilities were $3,387,851.

Stockholders’ deficit increased from $2,815,155 as of March 31, 2026 to $3,222,566 as of June 30, 2026.

	Three months ended June 30, 2026	Three months ended June 30, 2025	$ Change	% Change
Net Cash Used in Operating Activities	$(414,258)	$(240,343)	$(173,915)	(138)%
Net Cash Used in Investing Activities	(58,600)	-	58,600	100%
Net Cash Provided by Financing Activities	533,299	169,352	363,947	47%
Net cash increase (decrease) for period	$60,441	$(70,991)	$-	-%

CASH FLOWS FROM OPERATING ACTIVITIES

During the three months ended June 30, 2026 and 2025, net cash flows used in operating activities was $(414,258) and $(240,343), respectively. Cash flows used in operating activities for three months ended June 30, 2026, compared the three months ended June 30, 2025, decreased by $173,915. This decrease was primarily driven by a decrease in accounts payable compared to the previous year.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended June 30, 2026 and 2025, net cash flows used in investing activities was $(58,600) and $0, respectively. During the three months ended June 30, 2026, net cash from investing activities consisted of API Acquisition costs.

CASH FLOWS FROM FINANCING ACTIVITIES

During the three months ended June 30, 2026, net cash from financing activities was $533,299 consisting of capital stock issued, convertible notes payable, due from subsidiaries, loan from related parties, loan receivable and loan payable. During the three months ended June 30, 2025, net cash from financing activities was $169,352 consisting of capital stock issued, convertible notes payable, loan from related parties, loan receivable and loan payable.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD.

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $552,041 for the three months ended June 30, 2026, and $1,749,509 for the year ended March 31, 2026. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $3,222,566 and an accumulated deficit of $6,420,060 as of June 30, 2026.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the three months ended June 30, 2026, and year ended March 31, 2026, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

No unregistered shares were sold during the three-month period ended June 30, 2026.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES.

No senior securities were issued and outstanding during the three-month period ended June 30, 2026.

ITEM 4.	MINE SAFETY DISCLOSURES.

None

ITEM 5.	OTHER INFORMATION.

During the three months ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 13, 2026	AVAI BIO, INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Financial Officer, Director & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	August 13, 2026
Natalija Tunevic

/s/ Ivan Lunegov	President & Director	August 13, 2026
Ivan Lunegov

/s/ Vitalis Racius	Chief Financial Officer, Director & Treasurer	August 13, 2026
Vitalis Racius

/s/ Chris Winter	Chief Executive Officer	August 13, 2026
Chris Winter