Form 10-Q
period 2026-09-30
AVAI BIO, INC.
filed 2026-11-13
CIK 1740797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

Yes [  ]        No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 154,872,536 common shares issued and outstanding as of November 13, 2026.

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

AVAI BIO, INC.

Consolidated Balance Sheets

	September 30, 2026	March 31, 2026
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$121,948	$23,145
Loan Receivable	60,095	60,095
Prepaid Expenses	6,000	6,100
Total Current Assets	188,043	89,340

Other Assets
Intangible Assets, Net (Note 6)	150,290	105,542
Due from Subsidiaries	780,743	377,814
Total Other Assets	931,033	483,356

TOTAL ASSETS	$1,119,076	$572,696

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$1,894,634	$1,592,882
Convertible Notes Payable (Note 8)	528,657	500,549
Loan Payable - Related Parties (Note 7)	1,355,306	744,420
Loan Payable (Note 8)	756,285	550,000
Total Current Liabilities	4,534,882	3,387,851
Total Liabilities	4,534,882	3,387,851

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 11,300,000 and 11,300,000 common shares issued and outstanding respectively (Note 9)	11,300	11,300
Preferred stock Series A, $0.001 par value, 5,000 shares authorized; 3,050 and 3,050 shares issued and outstanding, respectively (Note 9)	15,250	15,250
Common stock, $0.001 par value, 500,000,000 shares authorized; 154,355,567 and 153,211,252 common shares issued and outstanding respectively (Note 9)	154,356	153,212
Additional Paid in Capital	3,076,588	2,873,102
Accumulated Deficit	(6,673,300)	(5,868,019)
Total Stockholders’ Deficit	(3,415,806)	(2,815,155)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,119,076	$572,696

The accompanying notes are an integral part of these unaudited financial statements.

AVAI BIO, INC.

Consolidated Statements of Operations

Three and six months ended September 30, 2026 and 2025

(Unaudited)

	Three months ended September 30, 2026	Three months ended September 30, 2025	Six months ended September 30, 2026	Six months ended September 30, 2025

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Amortization Expense	8,608	6,517	13,852	13,035
Consulting Services	60,000	-	165,000	64,910
General and Administrative Expenses	174,304	265,022	350,784	478,908
Marketing Expenses	920	80,561	101,670	234,751
Professional Fees	9,408	18,762	41,717	66,847
Research and Development Expenses	-	23,804	-	23,804
TOTAL OPERATING EXPENSES	253,240	394,666	673,023	882,255

OTHER INCOME (EXPENSES)
Discount on Convertible Note	-	(58,350)	(47,100)	(58,350)
Interest Expense, Net	-	-	(60,615)	-
Loss on Disposal of Subsidiary	-	-	(24,543)	-

NET LOSS FROM OPERATIONS	$(253,240)	$(453,016)	$(805,281)	$(940,605)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(253,240)	$(453,016)	$(805,281)	$(940,605)

COMPREHENSIVE LOSS	$(253,240)	$(453,016)	$(805,281)	$(940,605)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	154,355,567	137,624,709	154,355,567	137,544,065

The accompanying notes are an integral part of these unaudited financial statements.

AVAI BIO, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

Three and six months ended September 30, 2026 and 2025

(Unaudited)

					Preferred Stock				Total
	Common Stock		Preferred Stock		Series A		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2025	137,363,513	$137,364	11,300,000	$11,300	3,050	$15,250	$2,390,724	$(4,118,510)	$(1,563,872)

Conversion of Accounts Payable into Common Shares	147,720	148	-	-	-	-	59,852	-	60,000
Net Loss for the Three Months	-	-	-	-	-	-	-	(487,589)	(487,589)

Balance, June 30, 2025	137,511,233	$137,512	11,300,000	$11,300	3,050	$15,250	$2,450,576	$(4,606,099)	$(1,991,461)

Conversion of Accounts Payable into Common Shares	318,232	318	-	-	-	-	143,400	-	143,718
Net Loss for the Three Months	-	-	-	-	-	-	-	(453,016)	(453,016)

Balance, September 30, 2025	137,829,465	$137,830	11,300,000	$11,300	3,050	$15,250	$2,593,976	$(5,059,115)	$(2,300,759)

Balance, March 31, 2026	153,211,252	$153,212	11,300,000	$11,300	3,050	$15,250	$2,873,102	$(5,868,019)	$(2,815,155)

Conversion of Accounts Payable into Common Shares	705,313	705	-	-	-	-	143,925	-	144,630
Net Loss for the Three Months	-	-	-	-	-	-	-	(552,041)	(552,041)

Balance, June 30, 2026	153,916,565	$153,917	11,300,000	$11,300	3,050	$15,250	$3,017,027	$(6,420,060)	$(3,222,566)

Conversion of Accounts Payable into Common Shares	439,002	439	-	-	-	-	59,561	-	60,000
Net Loss for the Three Months	-	-	-	-	-	-	-	(253,240)	(253,240)

Balance, September 30, 2026	154,355,567	$154,356	11,300,000	$11,300	3,050	$15,250	$3,076,588	$(6,673,300)	$(3,415,806)

The accompanying notes are an integral part of these unaudited financial statements.

AVAI BIO, INC.

Consolidated Statements of Cash Flows

Six months ended September 30, 2026 and 2025

(Unaudited)

	Six months ended September 30, 2026	Six months ended September 30, 2025
OPERATING ACTIVITIES
Net Loss	$(805,281)	$(940,605)
Adjustments to reconcile Net Loss
to net cash used in operations:
Amortization	13,852	13,035
Prepaid Expenses	100	(8,720)
Accounts Payable	301,752	324,400
Net cash used in Operating Activities	(489,577)	(611,890)

INVESTING ACTIVITIES
API Acquisition	$(58,600)	$-
Net cash used in Investing Activities	(58,600)	-

FINANCING ACTIVITIES
Additional Paid in Capital	$203,486	$203,252
Capital Stock	1,144	466
Convertible Notes Payable	28,108	140,806
Due from Subsidiaries	(402,929)	-
Loan from Related Parties	610,886	188,308
Loan Payable	206,285	90,000
Net cash provided by Financing Activities	646,980	622,832

Net cash increase (decrease) for period	$98,803	$10,942
Cash at beginning of period	$23,145	$81,053
Cash at end of period	$121,948	$91,995

The accompanying notes are an integral part of these unaudited financial statements.

AVAI BIO, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2026

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

Lifestyle Wellness Assessment

Avai Bio, Inc. (the “Company”) offers the Lifestyle Wellness Assessment, a digital wellness product that evaluates user-reported lifestyle habits through a structured questionnaire and generates a numerical wellness score, identifies relevant lifestyle factors, and provides general wellness recommendations. The product is delivered through an application programming interface (API), allowing customers to integrate its assessment functionality into their own websites, applications, and digital platforms. The Company's revenue-generating activities include providing API access to customers under subscription-based and usage-based arrangements, as applicable.

The product utilizes a structured online questionnaire covering various lifestyle factors, including physical activity, dietary habits, sleep patterns, stress levels, and other lifestyle-related indicators. Based on the responses provided, the platform applies a deterministic, rule-based scoring methodology to generate a numerical wellness score on a scale of 0 to 100, identify key factors contributing to the resulting score, and provide ranked, supportive wellness recommendations. The assessment is designed to help users better understand their reported lifestyle habits and identify potential areas for lifestyle improvement.

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

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to September 30, 2023 the Company acquired additional 50,000 processed sources. As of September 30, 2026, the Company had sold the app and no longer owns or operates it.

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had recurring losses as of September 30, 2026, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared by the Company in accordance with GAAP without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2026, and for the related periods presented. The results for the six months ended September 30, 2026, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $121,948 of cash as of September 30, 2026.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. Prepaid Expenses are recorded at fair market value.

The Company had $6,000 in prepaid expenses as of September 30, 2026 (March 31, 2026 – $6,100). Prepaid expenses consist of prepaid services.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 6, 2017 (inception) through September 30, 2026, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the six months ended September 30, 2026 and 2025, there was no difference between our net loss and comprehensive loss.

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

Note 5 – FIXED ASSETS

As of September 30, 2026, our fixed assets comprised of $1,500 in equipment. Accumulated depreciation expense of equipment was $1,500 as of September 30, 2026.

Note 6 – INTANGIBLE ASSETS

During the year ended March 31, 2019, the Company capitalized website development costs for $8,361. Accumulated amortization expense of website development costs was $8,361 as of September 30, 2026.

In June 2019 the Company capitalized mobile application development costs for $97,400. During the year ended March 31, 2024, the Company capitalized mobile application development update costs for $29,450. As of September 30, 2026, the total amount of capitalized mobile application development costs was $126,850. Accumulated amortization expense of application development was $126,850 as of September 30, 2026.

In December 2019 and March 2020, the Company purchased an RSS Database. As of September 30, 2026, the total amount of RSS Database was $149,000. Accumulated amortization expense of RSS Database was $149,000 as of September 30, 2026.

In April 2023, the Company acquired Avant! AI™ and Instant FAME™ technologies. As of September 30, 2026, the total amount of the acquired assets was $124,000 and $25,000, respectively. Accumulated amortization expense of Avant! AI™ was $42,367 as of September 30, 2026. Accumulated amortization expense of Instant FAME™ was $8,541 as of September 30, 2026.

During the year ended March 31, 2024, the Company capitalized chatbot development costs for $4,060. Accumulated amortization expense of chatbot development costs was $4,060 as of September 30, 2026.

In June 2026, the Company capitalized Wellness Assessment Application Programming Interface (“API”) acquisition costs for $58,600. Accumulated amortization expense of the API costs was $6,402 as of September 30, 2026.

The Company had the following intangible assets as of September 30, 2026 and March 31, 2026:

	As of September 30, 2026	As of March 31, 2026

Avant! AI™	$124,000	$124,000
Chatbot Developments	4,060	4,060
Wellness Assessment API	58,600	-
Instant FAME™	25,000	25,000
Mobile Application Development Costs	126,850	126,850
RSS Database	149,000	149,000
Website Development	8,361	8,361
Accumulated Amortization	(345,581)	(331,729)

Total Intangible Assets, Net	$150,290	$105,542

Note 7 – RELATED PARTY TRANSACTIONS

Loan Payable - Related Party

As of September 30, 2026, our secretary, Natalija Tunevic, has loaned to the Company $114,328. This loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2026, our director, Vitalis Racius, has loaned to the Company $128,645, of which $82 was advanced to the Company for the Company's operating expenses during the six months ended September 30, 2026. This loan is unsecured, non-interest bearing and due on demand.

During the year ended March 31, 2026, our shareholder, Marieta Seiranova, has loaned to the Company $7,000, of which $7,000 was advanced to the Company for the Company's operating expenses and $7,000 was repaid during the year ended March 31, 2026. This loan was unsecured, non-interest bearing and due on demand.

As of September 30, 2026, our shareholder, Mehrabian Investments LLC, has loaned to the Company $30,000. This loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2026, our shareholder, IGOR 1 CORP, has loaned to the Company $1,082,333, of which $617,650 was advanced to the Company for the Company's operating expenses and $6,845 was repaid during the six months ended September 30, 2026. This loan is unsecured, non-interest bearing and due on demand.

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

On January 7, 2026 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) and executed a Promissory Note (the “Note”), under which the Company has agreed to pay to Boot Capital LLC, a Delaware limited liability company, or its registered assigns (the “Holder”), the sum of $128,800 together with any interest as specified in the Note, on or before October 15, 2026 (the “Maturity Date”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of September 30, 2026, the Company partially repaid this Note, in cash for $96,500.

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

On September 19, 2025, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $170,016 together with any interest as specified in the Note, on or before June 30, 2026 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of June 30, 2026, the Company paid off this Note, including principal and interest, in cash for $170,016

On January 7, 2026, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $266,616 together with any interest as specified in the Note, on or before October 15, 2026 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of September 30, 2026, the Company partially repaid this Note, in cash for $233,289.

On April 9, 2026, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $202,215 together with any interest as specified in the Note, on or before January 30, 2027 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of September 30, 2026, this Note remained outstanding.

On May 26, 2026, the Company entered into another Securities Purchase Agreement (the “SPA”) and issued another Promissory Note (the “Note”), under which the Company has agreed to pay to Vanquish Funding Group Inc., a Virginia corporation, or its registered assigns (the “Holder”), the sum of $202,215 together with any interest as specified in the Note, on or before March 30, 2027 (the “Maturity Date 2”). Interest will accrue on the unpaid principal balance from the Issue Date in accordance with the terms outlined in the Note. The Note may not be prepaid in whole or in part, except as explicitly permitted therein. In the event of any overdue principal or interest payments, a Default Interest rate of 22% per annum will apply from the due date until full payment is made. All payments due under the Note, to the extent not converted into the Company’s common stock (par value $0.001 per share), shall be made in U.S. dollars. Payments will be made to such address as the Holder may designate in writing. Capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in the SPA dated the same date as this Note, under which the Note was originally issued. As of September 30, 2026, this Note remained outstanding.

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

Proforce LLC

Pursuant to the Asset Purchase Agreement and Intellectual Property Assignment dated May 28, 2026, the Company acquired the Wellness Assessment API from the seller. The acquisition was completed on June 3, 2026, when ownership of the Wellness Assessment API was transferred to the Company. As consideration, the Company issued a two-year Promissory Note in the principal amount of $58,600 to Proforce LLC, bearing interest at 7% per annum and maturing on June 2, 2028. The Promissory Note also provides the holder with the option to convert the outstanding principal and accrued interest into shares of the Company's common stock at a fixed conversion price. As of September 30, 2026, this Note remained outstanding.

Loan Payable

As of September 30, 2026, Elentina Group LLC, has loaned to the Company $689,000, of which $689,000 was advanced to the Company for the Company's operating expenses. Interest at an annual rate of 5% has been accrued on the outstanding principal, resulting in total debt of $706,285 as of September 30, 2026. This loan is unsecured and repayable on demand at any time prior to its stated maturity date of June 30, 2027. There are no prepayment penalties or fees associated with early repayment.

As of September 30, 2026, Sapa Investments LLC, has loaned to the Company $50,000, of which $50,000 was advanced to the Company for the Company's operating expenses. This loan is unsecured, bears interest at a rate of 7% per annum, and repayable on demand at any time prior to its stated maturity date of June 30, 2027. There are no prepayment penalties or fees associated with early repayment.

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

Preferred Stock

The Company has 20,000,000, $0.001 par value shares of preferred stock authorized as of September 30, 2026.

On November 21, 2023, the Company issued 3,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On December 1, 2023, the Company issued 2,000,000 shares of preferred stock as bonuses to officers of the Company.

On August 1, 2024, the Company issued 1,300,000 shares of preferred stock in exchange for 1,300,000 shares of common stock.

There were 11,300,000 shares of preferred stock issued and outstanding as of September 30, 2026.

Preferred Stock Series A

The Company has 5,000, $0.001 par value shares of preferred stock series A authorized as of September 30, 2026.

In April 2023, the Company issued 5,000 shares of preferred stock series A for InstantFAME™ acquisition.

On November 27, 2023, the Company converted 1,950 series A preferred stock shares into 26,973,528 shares of Common Stock.

There were 3,050 shares of preferred stock series A issued and outstanding as of September 30, 2026.

Common Stock

The Company has 500,000,000, $0.001 par value shares of common stock as of September 30, 2026.

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

On July 6, 2026, the Company issued 439,002 common shares for cancelation of $60,000 debt for the consulting services provided.

There were 154,355,567 shares of common stock issued and outstanding as of September 30, 2026.

Warrants

No warrants were issued or outstanding as of September 30, 2026.

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

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to September 30, 2026, through the date these financial statements were issued, and has determined that there were no material subsequent events to disclose in these financial statements.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended March 31, 2026, the unaudited statements of operations for the six months ended September 30, 2026 and 2025 are compared in the sections below.

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

Lifestyle Wellness Assessment

Avai Bio, Inc. (the “Company”) offers the Lifestyle Wellness Assessment, a digital wellness product that evaluates user-reported lifestyle habits through a structured questionnaire and generates a numerical wellness score, identifies relevant lifestyle factors, and provides general wellness recommendations. The product is delivered through an application programming interface (API), allowing customers to integrate its assessment functionality into their own websites, applications, and digital platforms. The Company's revenue-generating activities include providing API access to customers under subscription-based and usage-based arrangements, as applicable.

The product utilizes a structured online questionnaire covering various lifestyle factors, including physical activity, dietary habits, sleep patterns, stress levels, and other lifestyle-related indicators. Based on the responses provided, the platform applies a deterministic, rule-based scoring methodology to generate a numerical wellness score on a scale of 0 to 100, identify key factors contributing to the resulting score, and provide ranked, supportive wellness recommendations. The assessment is designed to help users better understand their reported lifestyle habits and identify potential areas for lifestyle improvement.

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

On June 28, 2019, the Company acquired Thy News LLC, an owner of a news application with feed from various sources that users can choose and customize. It is available for free download in Apple AppStore and Google Play Market. Users also will be able to subscribe for additional paid features that extend the functionality of the original app. At the moment of the first release, the app’s news database consisted of 24,000 processed news sources, and as of December 31, 2019 this amount increased for more 75,000 processed sources to a total of 99,000 processed sources. From January 1, 2020 to September 30, 2023 the Company acquired additional 50,000 processed sources. As of September 30, 2026, the Company had sold the app and no longer owns or operates it.

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

Results of operations

Results of Operations for the three months ended September 30, 2026 and 2025:

Revenue

For the three months ended September 30, 2026 and 2025, the Company did not generate any revenue.

Operating expenses

Total operating expenses for the three months ended September 30, 2026 and 2025 were $253,240 and $394,666. The operating expenses for the three months ended September 30, 2026, included $8,608 in amortization expenses; $60,000 in consulting services; $174,304 in general and administrative expenses; $920 in marketing expenses; and $9,408 in professional fees. The operating expenses for the three months ended September 30, 2025, included $6,517 in amortization expenses; $265,022 in general and administrative expenses; $80,561 in marketing expenses; $18,762 in professional fees and $23,804 in research and development expenses. Total operating expenses for three months ended September 30, 2026, compared the three months ended September 30, 2025, decreased by 36%, or $141,426, primarily due to a reduction in marketing expenses and general and administrative expenses.

Other Expenses

The total other expenses for the three months ended September 30, 2026 and 2025 were $0 and $58,350, respectively. Other expenses included discount on convertible notes. Total other expenses for the three months ended September 30, 2026, compared the three months ended September 30, 2025, decreased by 100%, or $58,350. The other expenses decreased in the current period because there were no similar expenses in the current year.

Net Loss

The net loss for the three months ended September 30, 2026 and 2025 was $253,240 and $453,016, accordingly. Net losses for three months ended September 30, 2026, compared the three months ended September 30, 2025, decreased by 44%, or $199,776. The main impact on the decrease in net loss was the decrease in operating expenses and other expenses as described above.

Results of Operations for the six months ended September 30, 2026 and 2025:

Revenue

For the six months ended September 30, 2026 and 2025, the Company did not generate any revenue.

Operating expenses

Total operating expenses for the six months ended September 30, 2026 and 2025 were $673,023 and $882,255. The operating expenses for the six months ended September 30, 2026, included $13,852 in amortization expenses; $165,000 in consulting services; $350,784 in general and administrative expenses; $101,670 in marketing expenses; and $41,717 in professional fees. The operating expenses for the six months ended September 30, 2025, included $13,035 in amortization expenses; $64,910 in consulting services; $478,908 in general and administrative expenses; $234,751 in marketing expenses; $66,847 in professional fees and $23,804 in research and development expenses. Total operating expenses for six months ended September 30, 2026, compared the six months ended September 30, 2025, decreased by 24%, or $209,231, primarily due to a reduction in marketing expenses and general and administrative expenses.

Other Expenses

The total other expenses for the six months ended September 30, 2026 and 2025 were $132,258 and $58,350, respectively. Other expenses for the six months ended September 30, 2026 included interest ($43,330) and discount ($47,100) on convertible notes; interest on loan payable ($17,285); and loss on disposal of subsidiary ($24,543). Other expenses for the six months ended September 30, 2025 included discount on convertible notes. Total other expenses for the six months ended September 30, 2026, compared the six months ended September 30, 2025, decreased by 127%, or $73,908. primarily due to a reduction in interest expense and loss on disposal of subsidiary.

Net Loss

The net loss for the six months ended September 30, 2026 and 2025 was $805,281 and $940,605, accordingly. Net losses for six months ended September 30, 2026, compared the six months ended September 30, 2025, decreased by 14%, or $135,324. The main impact on the decrease in net loss was the decrease in operating expenses and other expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026 and March 31, 2026, the Company had cash of $121,948 and $23,145, respectively. The Company had a working capital deficit of $4,346,839 and $3,298,511 as of September 30, 2026, and March 31, 2026, respectively.

As of September 30, 2026, our total assets were $1,119,076 comprised of $188,043 in current assets; $150,290 in intangible assets; $780,743 in due from subsidiaries; and our total liabilities were $4,534,882.

As of March 31, 2026, our total assets were $572,696 comprised of $89,340 in current assets; $105,542 in intangible assets; $377,814 in due from subsidiaries; and our total liabilities were $3,387,851.

Stockholders’ deficit increased from $2,815,155 as of March 31, 2026 to $3,415,806 as of September 30, 2026.

	Six months ended September 30, 2026	Six months ended September 30, 2025	$ Change	% Change
Net Cash Used in Operating Activities	$(489,577)	$(611,890)	$122,313	20%
Net Cash Used in Investing Activities	(58,600)	-	(58,600)	N/M
Net Cash Provided by Financing Activities	646,980	622,832	24,148	4%
Net cash increase for period	$98,803	$10,942	$-	-%

CASH FLOWS FROM OPERATING ACTIVITIES

During the six months ended September 30, 2026 and 2025, net cash flows used in operating activities was $489,577 and $611,890, respectively. Cash flows used in operating activities for six months ended September 30, 2026, compared the six months ended September 30, 2025, decreased by $122,313. This decrease was primarily driven by a decrease in net loss and prepaid expenses compared to the previous year.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended September 30, 2026 and 2025, net cash flows used in investing activities was $58,600 and $0, respectively. During the six months ended September 30, 2026, net cash from investing activities consisted of API Acquisition costs.

CASH FLOWS FROM FINANCING ACTIVITIES

During the six months ended September 30, 2026, net cash from financing activities was $646,980 consisting of capital stock issued, convertible notes payable, due from subsidiaries, loan from related parties, loan receivable and loan payable. During the six months ended September 30, 2025, net cash from financing activities was $622,832 consisting of capital stock issued, convertible notes payable, loan from related parties, loan receivable and loan payable.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD.

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $805,281 for the six months ended September 30, 2026, and $1,749,509 for the year ended March 31, 2026. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $3,415,806 and an accumulated deficit of $6,673,300 as of September 30, 2026.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the six months ended September 30, 2026, and year ended March 31, 2026, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Of the 154,355,567 shares of our Common Stock outstanding as of the date of this Quarterly Report, approximately 38,575,533 are restricted and 115,780,034 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

No unregistered shares were sold during the six-month period ended September 30, 2026.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES.

No senior securities were issued and outstanding during the six-month period ended September 30, 2026.

ITEM 4.	MINE SAFETY DISCLOSURES.

None

ITEM 5.	OTHER INFORMATION.

During the six months ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 13, 2026	AVAI BIO, INC.

	By:	/s/	Vitalis Racius
		Name:	Vitalis Racius
		Title:	Chief Financial Officer, Director & Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Natalija Tunevic	Secretary	November 13, 2026
Natalija Tunevic

/s/ Ivan Lunegov	President & Director	November 13, 2026
Ivan Lunegov

/s/ Vitalis Racius	Chief Financial Officer, Director & Treasurer	November 13, 2026
Vitalis Racius

/s/ Chris Winter	Chief Executive Officer	November 13, 2026
Chris Winter